Form 10-Q
period 1997-06-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 1997-08-13
CIK 1035104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OR EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                                            -----------------
         ----------------- .

COMMISSION FILE NUMBER:      0-22737
                        -------------------------

                      ADVANCED COMMUNICATION SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                                            54-1421222
(STATE OR OTHER JURISDICTION OF                                     (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

10089 LEE HIGHWAY, FAIRFAX, VIRGINIA  22030
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE AND ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                                                (703) 934-8130





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES          NO   X
                             ------     ------

AS OF THE CLOSE OF BUSINESS ON AUGUST 13, 1997, THE REGISTRANT HAD OUTSTANDING 6,030,000 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX


                                                                                                  PAGE
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 1997
               and September 30, 1996                                                                3

               Condensed Consolidated Statements of Operations for the Three
               and Nine Months Ended June 30, 1997 and 1996                                          4

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended June 30, 1997 and 1996                                                   5

               Notes to Condensed Consolidated Financial Statements                                  6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                             8

PART II.       OTHER INFORMATION                                                                    11

Item 6.        Exhibit and Reports on Form 8-K                                                      13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             ADVANCED COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                       JUNE 30,               SEPTEMBER 30,
                                                                         1997                     1996
                                                                  ----------------        ----------------
                                                   ASSETS
Current assets:
Cash and cash equivalents                                                   $1,916                  $1,177
Contract receivables                                                         9,820                   9,987
Other receivables                                                              204                      69
Prepaid expenses                                                               767                     208
                                                                  ----------------        ----------------
   Total current assets                                                     12,707                  11,441
                                                                  ----------------        ----------------
Property and equipment, net                                                    792                     571
Other assets:
Notes receivable, stockholders                                                 483                     443
Other related party receivables                                                368                     138
Software development costs, net                                                554                     461
Other assets                                                                   227                      63
                                                                  ----------------        ----------------
   Total other assets                                                        1,632                   1,105
                                                                  ----------------        ----------------
      Total assets                                                         $15,131                 $13,117
                                                                  ================        ================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                            $4,845                  $2,125
Accrued expenses                                                             6,041                   3,476
Billings in excess of revenue                                                  387                     362
Deferred income tax liability                                                   72                      91
Payable to stockholders                                                      3,887                      -
                                                                  ----------------        ----------------
   Total current liabilities                                                15,232                   6,054
Line of credit                                                                  -                    2,688
                                                                  ----------------        ----------------
   Total liabilities                                                        15,232                   8,742
                                                                  ----------------        ----------------
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
   no shares issued and outstanding                                             -                       -

Common stock, $.01 par value, 40,000,000 shares authorized,
   6,750,000 shares issued at June 30, 1997 and September 30, 1996              67                      67
Paid-in-capital and accretion                                                   68                  16,506
Retained earnings                                                               52                   4,520
Adjustment for redemption value greater than
 amounts paid in by stockholders                                                -                  (16,438)

Less - Treasury stock, 2,945,000 shares at June 30, 1997, and
  3,017,250 shares at September 30, 1996                                      (288)                   (280)
                                                                  ----------------        ----------------

   Total stockholders' equity (deficit)                                       (101)                  4,375
                                                                  ----------------        ----------------
      Total liabilities and stockholders' equity                           $15,131                 $13,117
                                                                  ================        ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             ADVANCED COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 JUNE 30                          JUNE 30
                                                            1997          1996               1997       1996
                                                          --------      --------           --------  ---------
   Revenues                                                $14,379        $7,215            $35,510    $20,251

   Direct Costs                                             10,432         4,475             25,179     11,670

   Indirect, general and administrative expenses             3,040         2,358              8,066      7,133
                                                          --------      --------           --------  ---------

   Income from operations                                      907           382              2,265      1,448

   Interest expense                                              2            72                136        199

   Other income, net                                            16            17                 60         44
                                                          --------      --------           --------  ---------

   Income before taxes                                         921           327              2,189      1,293

   Provision for income taxes                                   33             -                 33          -
                                                          --------      --------           --------  ---------

   Net income                                                 $888          $327             $2,156     $1,293
                                                          ========      ========           ========  =========

   Pro forma statements of operations data

   Income before taxes as reported                            $921          $327             $2,189     $1,293

   Pro forma tax provision                                     359           123                854        509
                                                          --------      --------           --------  ---------

   Pro forma net income                                       $562          $204             $1,335       $784
                                                          ========      ========           ========  =========

   Pro forma net income per share                            $0.13         $0.05              $0.31      $0.18
                                                          ========      ========           ========  =========

   Pro forma weighted average shares outstanding             4,442         4,361              4,378      4,361
                                                          ========      ========           ========  =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

            ADVANCED COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                         JUNE 30
                                                                                  1997          1996
                                                                               ---------  --------------
Cash flow from operating activities:
Net income                                                                        $2,156          $1,293
Adjustments to reconcile net income to net cash provided by
    operating activities-
    Depreciation and amortization                                                    323             275
    Changes in assets and liabilities:
        Contract receivables                                                      (3,288)         (1,387)
        Other receivables                                                           (135)            (43)
        Prepaid expenses                                                            (559)             (6)
        Other related party receivables                                             (230)             (3)
        Other assets                                                                (164)            (12)
        Accounts payable                                                           2,720            (485)
        Accrued expenses                                                           2,565             476
        Billings in excess of revenues                                                25              25
        Income taxes payable                                                           -              (7)
        Deferred income taxes                                                        (19)              7
                                                                               ---------  --------------
             Net cash provided by operating activities                             3,394             133
                                                                               ---------  --------------
Cash flows from investing activities:
Purchases of property and equipment                                                 (441)           (297)
Capitalized software development costs                                              (196)            -
                                                                               ---------  --------------
            Net cash used in investing activities                                   (637)           (297)
                                                                               ---------  --------------
Cash flows from financing activities:
Net borrowings (repayments) under line of credit                                  (2,688)            771
Collection of receivables on behalf of stockholders                                  678             -
Purchase of treasury stock                                                           (65)            -
Sale of treasury stock                                                                57             -
Stockholders' distributions                                                            -             (28)
                                                                               ---------  --------------

            Net cash (used in) provided by financing activities                   (2,018)            743
                                                                               ---------  --------------
Net increase in cash                                                                 739             579

Cash and cash equivalents, beginning of year                                       1,177             592
                                                                               ---------  --------------
Cash and cash equivalents, end of period                                          $1,916          $1,171
                                                                               =========  ==============
Supplemental Information:
    Interest paid                                                                   $182            $229
                                                                               =========  ==============
    Income taxes paid                                                                $15             $12
                                                                               =========  ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            ADVANCED COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of June 30, 1997 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-23959). Interim operating results are not necessarily indicative of operating results for the full year.


2.  MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  COMPLETION OF INITIAL PUBLIC OFFERING

After the date of these financial statements, in July 1997, the Company consummated the initial public offering of its Common Stock, selling 1,850,000 shares of Common Stock, including the underwriter's overallotment option of 375,000 shares, for $7.50 per share. The initial public offering resulted in net proceeds to the Company of approximately $14.4 million after deducting underwriting discounts and offering expenses payable by the Company.

4.  PROVISION FOR INCOME TAXES

Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. As a result, no provision for federal or state income taxes has been included in the historical statements of operations prior to June 25, 1997. On June 25, 1997, in connection with the initial public offering discussed in Note 3, the S corporation status was terminated, thereby subjecting future income of the Company to federal and state income taxes at the corporate level. Subsequent to June 25, 1997, the Company has provided for federal and state income taxes in the statements of operations based on the effective tax rate.

5.  PRO FORMA NET INCOME PER SHARE

Pro forma net income is based on the assumption that the Company's S corporation status was terminated at the beginning of each year. Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during each period.

The pro forma weighted average shares outstanding is based on: (i) the weighted average shares outstanding during the period assuming the dilutive effect of all options outstanding (ii) stock options issued during the twelve months immediately preceding the offering date (using the treasury stock method and an initial public offering price of $7.50 per share) for all periods presented; and (iii) the assumed sale of a sufficient number of shares of the Company's Common Stock necessary to fund the distribution of all undistributed S corporation earnings in excess of the preceding twelve months earnings.

Pro forma fully diluted net income per share approximates primary net income per share for all periods presented.


6.  STOCKHOLDERS' EQUITY:

RECAPITALIZATION AND STOCK SPLIT

On May 5, 1997, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares to 40,000,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share. In June, 1997, the Board of Directors approved a stock dividend having the effect of a 6,750-for-1 stock split of the Common Stock, which was paid to the stockholders effective June 25, 1997. The change in the Company's Common Stock for the stock dividend has been given retroactive effect for all periods presented.

S CORPORATION DISTRIBUTION

In connection with the termination of the Company's S corporation status and its Initial Public Offering, the Board of Directors declared a $6.6 million dividend of its previously undistributed S corporation earnings in June 1997. The distribution was made as follows: $3.4 million, in kind, in the form of contract receivables in June 1997, and $3.2 million in cash in July 1997. As of June 30, 1997, the Company collected $678,000 of distributed contract receivables, on behalf of the stockholders. Accordingly, $3.9 million payable to stockholders at June 30, 1997 is reflected as a current liability on the accompanying balance sheet.

STOCK REDEMPTION AGREEMENTS

All of the outstanding shares of Common Stock and options were subject to Stock Redemption Agreements. Adjustment for redemption value greater than amounts paid in by stockholders represented the accretion of the outstanding Common Stock to the redemption value. In connection with the initial public offering, these agreements were canceled on June 27, 1997, and the corresponding accretion was removed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                THREE MONTHS                   NINE MONTHS
                                                                ENDED JUNE 30,                ENDED JUNE 30,
                                                             --------------------           ------------------
                                                               1997        1996               1997       1996
                                                             -------      -------           -------    -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .     100.0%       100.0%            100.0%     100.0%
Direct costs  . . . . . . . . . . . . . . . . . . . . . .      72.6         62.0              70.9       57.6
Indirect, general and administrative expenses . . . . . .      21.1         32.7              22.7       35.2
                                                              -----       ------            ------     ------
Income from operations   . . . . . . . . . . . . . . . .        6.3          5.3               6.4        7.2
Other income (expense), net  . . . . . . . . . . . . . .        0.1         (0.8)             (0.2)      (0.8)
                                                              -----       ------            ------     ------
Income before taxes . . . . . . . . . . . . . . . . . . .       6.4          4.5               6.2        6.4
Provision for income taxes  . . . . . . . . . . . . . . .       0.2         -                  0.1       -
                                                              -----       ------            ------     ------
Net income . . . . . . . . . . . . . . . . . . . . . . .        6.2          4.5               6.1        6.4
                                                              =====       ======            ======     ======

Pro forma tax provision . . . . . . . . . . . . . . . . .       2.5          1.7               2.4        2.5
Pro forma net income  . . . . . . . . . . . . . . . . . .       3.9%         2.8%              3.8%       3.9%
                                                              =====       ======            ======     ======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues increased 99.3%, or $7.2 million, to $14.4 million for the three months ended June 30, 1997, from $7.2 million for the same period in 1996. The increase was due to a $5.5 million increase in revenues from communication systems and IT Services, primarily under contracts with the U.S. Navy, and a $1.7 million increase in revenues from systems integration services.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $10.4 million for the three months ended June 30, 1997 from $4.5 million for the same period in 1996. Direct costs, expressed as a percentage of revenues, increased to 72.6% for the three months ended June 30, 1997 from 62.0% for the same period in 1996, primarily due to an increased proportion of revenues coming from systems integration services. These services have higher direct costs because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expense increased to $3.0 million for the three months ended June 30, 1997 from $2.4 million for the same period in 1996. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 21.1% from 32.7% for the three months ended June 30, 1997, due to the higher proportion of systems integration revenues, which typically have lower associated indirect expenses.

Income from operations increased 137.4%, to $907,000 for the three months ended June 30, 1997, from $382,000 for the same period in 1996, primarily due to increased revenues from U.S. Navy contracts and systems integration. As a percentage of revenues, income from operations increased to 6.3% for the three months ended June 30, 1997, from 5.3% for the comparable period in the prior year, primarily attributable to increased system integration and international revenues which typically carry higher margins.

Other income (expense), net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $2,000 and $72,000 for the three month periods ended June 30, 1997 and 1996, respectively. Interest income was $16,000 and $17,000 for the three months ended June 30, 1997 and 1996, respectively.

The Company's pro forma effective tax rate was 39.0% and 37.6% for the three months ended June 30, 1997 and 1996, respectively.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

Revenues increased 75.3%, or $15.3 million, to $35.5 million for the nine months ended June 30, 1997, from $20.3 million for the same period in 1996. The increase was due to a $9.5 million increase in revenues from communication systems and IT Services, primarily under contracts with the U.S. Navy, and a $5.8 million increase in revenues from systems integration services.

Direct costs increased to $25.2 million for the nine months ended June 30, 1997 from $11.7 million for the same period in 1996. Direct costs, expressed as a percentage of revenues, increased to 70.9% for the nine months ended June 30, 1997 from 57.6% for the same period in 1996, primarily due to increased revenues from systems integration services.

Indirect, general and administrative expenses increased to $8.1 million for the nine months ended June 30, 1997 from $7.1 million for the same period in 1996. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 22.7% for the nine months ended June 30, 1997 from 35.2% for the same period in 1996, because a higher proportion of revenues was generated from systems integration services.

Income from operations increased 56.4%, to $2.3 million for the nine months ended June 30, 1997, from $1.4 million for the same period in 1996. As a percentage of revenues, income from operations decreased to 6.4% in the nine months ended June 30, 1997 from 7.2% in the same period in 1996. This was due primarily to international revenues from the sale of ISALTS products at significantly higher margins in 1996, partially offset by increased revenues from systems integration services.

Interest expense was $136,000 and $199,000 for the nine months ended June 30, 1997 and 1996, respectively. Interest income was $60,000 and $44,000 for the nine months ended June 30, 1997 and 1996, respectively.

The Company's pro forma effective tax rate was 39.0% and 39.4% for the nine months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operating activities of $3.4 million for the nine months ended June 30, 1997, resulting primarily from net income, increases in accounts payable and accrued expenses, partially offset by increases in contract receivables. The increase in contract receivables was due to increased revenues from the two large U.S. Navy contracts awarded to the Company during fiscal 1996 and from systems integration and resale business under the GSA Schedule Contract. For the nine months ended June 30, 1996, the Company generated cash flow from operating activities which amounted to $133,000, resulting primarily from net income and increases in accrued expenses, and partially offset by increases in contract receivables.

The principal use of cash for investing activities has been for the purchase of computers and equipment. These purchases totaled $441,000 and $297,000 for the nine months ended June 30, 1997 and 1996, respectively. Further, the Company invested $196,000 in software development costs for its latest Microsoft Exchange-based product, ISALTS 2000, in the nine months ended June 30, 1997.

In connection with the termination of the Company's S corporation status, the Company made a $3.4 million non-cash distribution in June 1997, in the form of contract receivables, to its stockholders (see Note 6). Of this, $678,000 was collected by the Company on behalf of the stockholders as of June 30, 1997.

The Company leases office space from 10089 Management, L.L.C., a Virginia limited liability company ("10089 Management"), which has as its majority members Messrs. Robinson, Martinache and Costello, the principal stockholders and directors and officers of the Company. The Company had guaranteed 10089 Management's bank borrowings, but this guaranty was terminated upon the closing of the initial public offering.

The Company currently has a line of credit with a commercial bank under which it can borrow up to a maximum $5.0 million. As of June 30, 1997, there was no debt outstanding under this facility.

PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibit 11.1       Statement Regarding Computation of
                                      Earnings per Share

                   Exhibit 27.1       Financial Data Schedule


             (b) The Company filed no report on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August  13, 1997       ADVANCED COMMUNICATION SYSTEMS, INC.



                                         /S/    George A. Robinson
                              -------------------------------------------------
                                            George A. Robinson
                                   President and Chief Executive Officer



                                             /S/   Dev Ganesan
                              -------------------------------------------------
                                                Dev Ganesan
                                          Chief Financial Officer