Form 10-K
period 1997-09-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 1997-12-29
CIK 1035104

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

 For the fiscal year ended: September 30, 1997 Commission File Number: 0-22737

                      ADVANCED COMMUNICATION SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                               Delaware 54-1421222
                  (State or Other Jurisdiction (I.R.S. Employer
            of Incorporation or Organization) Identification Number)

                   10089 Lee Highway, Fairfax, Virginia 22030
               (Address of principal executive office) (Zip Code)

                                  703-934-8130
                    Registrant's telephone number, including
                                   area code:
                            -------------------------

                  Securities registered pursuant to Section 12
                                (b) of the Act:
                                      NONE

                            -------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)
                            -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by persons considered by the registrant for the purpose to be non-affiliates of the registrant on December 10, 1997, computed with reference to the closing price of the Common Stock on the Nasdaq National Market as reported for December 10, 1997, was $37,633,000.
                            -------------------------

     As of the close of business December 10, 1997, the registrant had outstanding 6,514,000 shares of Common Stock, par value $.01 per share.
                           -------------------------

                       Documents Incorporated By Reference

     Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before January 28, 1998.

===============================================================================

                                     PART I

Item 1.  Business.

General

     Advanced Communication Systems, Inc. ("ACS" or the "Company") provides communications and information technology services ("IT Services") and solutions, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. The Company operates primarily in three interrelated areas: communication systems design and support, IT Services and systems integration. The Company believes that, from its inception in 1987, it has been a leader in U.S. Navy satellite communications ("SATCOM"). Recently, using its information management capabilities in such areas as network and database design and support, the Company has begun to expand its services to the U.S. military and to develop business with other federal agencies, state and local governments and commercial and international customers. The Company has been profitable since its inception in 1987, and has achieved a compound annual growth rate in revenues of 43.2% over the past five fiscal years. With revenues of $52.2 million, fiscal 1997 was the tenth consecutive year of revenue growth.

     In 1997, the Company consummated the initial public offering of its Common Stock, selling 2,225,000 shares of Common Stock, including the underwriter's overallotment option of 375,000 shares, for $7.50 per share. The initial public offering resulted in net proceeds to the Company of approximately $14.4 million after deducting underwriting discounts and offering expenses payable by the Company.

     The Company acquired RF Microsystems, Inc. ("RFM") on September 12, 1997 and Integrated Systems Control, Inc. ("ISC") on November 26, 1997 . See "Business -- Recent Acquisitions."

Business Areas

    The three main areas of the Company's business are as follows:

    o Communication Systems. The Company designs, engineers, develops, integrates, installs and operates satellite and computer-based communication systems. It provides SATCOM engineering and technical services and program and system support primarily to program directorates and field activities of the U.S. Navy. Recently, the Company has expanded its communication systems business capabilities to provide a full range of systems engineering procurement and technical support for the Command, Control, Communication, Computer and Intelligence ("C4I") initiatives of the Department of Defense (the "DOD"). In addition, the Company has expanded its staff to include experts in program and financial management, and now provides support in these areas to its communication systems customers. The Company believes this combination of skills and capabilities is one of the factors that distinguishes it from its competitors in the communication systems business. For fiscal 1997, the Company's communication systems business represented 59.1% of revenues.

    o IT Services. The Company provides a full range of services and support in the areas of information management technology, information processing, network design and operations, database design and management, Internet and intranet services and multimedia training services. It provides these services to a wide range of customers, including the DOD, other federal agencies and commercial enterprises. The advanced technical capabilities gained by the Company while performing services for government customers has provided expertise in the information technology area, which the Company is leveraging to develop its commercial business. The Company is currently focusing on expanding its IT Services to commercial and international customers. For fiscal 1997, the Company's IT Services business represented 14.5% of revenues.

    o Systems Integration. The Company provides systems integration services for communication systems and, to a lesser extent, acts as a value-added reseller of computer hardware and software to both government and commercial customers. The Company's strategy in this business area is to concentrate on providing total communication systems integration solutions. Most of this communication systems integration business is performed under its contract (the "GSA Schedule Contract") with the General Services Administration ("GSA"), which permits the Company to sell approved products to U.S. government agencies and contractors without competitive bidding. The Company's systems integration business represented 26.4% of revenues for fiscal 1997.

Industry Overview

    Growth in the Company's business is being driven in part by the increasing trend in government and commercial organizations to focus on their core competencies and to outsource non-core functions such as information technology. In addition, the U.S. military is placing greater emphasis on increasing productivity while using fewer resources by employing systems that act as "force multipliers." Solutions and technologies such as those offered by the Company permit the use of fewer personnel and assets and result in more effective performance at lower levels of spending. Federal Sources, Inc., an independent market research firm specializing in the U.S. federal market, estimates that the U.S. government has budgeted $28 billion in its fiscal year 1998 for information technology services and products. In addition, the fiscal year 1998 DOD budget for information technology in the classified command, control and communication market is estimated to be approximately $10 billion. The Company believes that the commercial information technology market is significantly larger than the government market.

    Government and business organizations also are increasingly demanding that information technology systems be designed for interoperability with commercial off-the-shelf computer hardware and software products and that such products be usable with existing legacy systems. In addition, concerns over excessive development costs and the rapid pace of technological change have led both government and business organizations to demand flexible systems created by adapting commercial off-the-shelf software and hardware, rather than systems that have been built to customized specifications. This emphasis on system flexibility using readily available commercial products creates extensive systems integration opportunities.

Business Strategy

    To capitalize on opportunities created by these industry developments, the Company has adopted the following business strategies:

    Maintain leadership in military SATCOM industry. Since its inception, the Company has focused on being a leader in the military SATCOM industry. It now seeks to expand its services in this market by continuing its early identification of program needs, its support of government program offices in formulating requirements and its incremental investments in development of lower cost military products with shorter delivery times. The Company also believes it can leverage its expertise with the U.S. Navy SATCOM to expand its presence as a military SATCOM provider both within the Navy and other branches of the DOD.

    Expand existing services and customer base. The Company plans to continue to expand its capabilities into new but related areas of technology which the Company believes will allow it to both further penetrate its existing customer base and develop new customers. For example, the Company has developed and is marketing high speed data transfer technology and is currently enhancing that technology to include high frequency communication capability with Internet and intranet access. The Company's strategy also involves expanding its customer base beyond the DOD. In particular, the Company seeks to capitalize on the U.S. government's trend toward using readily available commercial products and systems integration services by offering such products and services through its GSA Schedule Contract.

    Expand through strategic acquisitions and the use of teaming relationships. Strategic acquisitions are an integral component of the Company's growth strategy. The Company believes that acquisitions will allow it to develop technical services and products it does not currently provide, to target markets it does not currently serve and, with our increased capabilities, successfully pursue larger communication and IT Services opportunities. Additionally, the Company is pursuing teaming relationships with significant industry participants in order to enhance its ability to participate in additional large and complex procurement programs.

    Develop additional commercial business. While servicing its government customers, the Company has developed many advanced technical capabilities in areas such as networking, local area network ("LAN") and wide area network ("WAN") services and database design and support. The Company's strategy is to apply these skills and capabilities in selected commercial markets, especially small and medium-sized businesses that are outsourcing their increasingly complex information technology needs.

Recent Acquisitions

     Since its initial public offering in July 1997, the Company made the following acquisitions. These businesses bring new strengths to ACS's technical capabilities, while also extending the Company's customer and geographic reach. The Company believes that these acquisitions are major steps in its strategy to consolidate its superior communication and IT Services capabilities.

     RF Microsystems, Inc.

     The Company completed the acquisition of RFM, a wholly-owned subsidiary of REMEC, Inc., on September 12, 1997 for $5.0 million in cash. RFM provides technical and engineering services to the DOD in the areas of communications, navigation, electronic warfare and digital signal systems. Headquartered in San Diego, RFM has operations in San Diego, Los Angeles, and the Washington, D.C. area. Its clients include the Naval Research and Development Center, the Air Force Space and the Missile Center, the Naval Air Weapons Center - Aircrafts Division, and the Naval Undersea Warfare Center.

     Integrated Systems Control, Inc.

     On November 26, 1997, the company acquired all of the outstanding shares of Common Stock of ISC in exchange for 475,000 shares of the Company's Common Stock. ISC provides technical and engineering services to the DOD, primarily the U.S. Navy, in the areas of communications and information technology. Headquartered in Virginia Beach, Virginia, ISC has operations in Virginia Beach, San Diego, Charleston, and the Washington, D.C. area and lends support services from a number of sites worldwide, including Japan, Bahrain, Honolulu, Italy, and Guam. Among others, its clients include Space and Naval Warfare Systems Command and Centers, Defense Information Systems Agency Joint Interoperability Engineering Office, Naval Air Systems Command, U.S. Coast Guard, and NATO.

Company Operations

     The Company operates primarily in three interrelated areas: communication systems, IT Services and systems integration.

Communication Systems

    The Company believes it is recognized as a leader in the SATCOM industry, providing technical and program management services and support for satellite communication systems to the U.S. military. It provides SATCOM engineering and technical services and program and system support primarily to various program directorates and field activities of the U.S. Navy. While the Company initially developed a staff of highly qualified communications engineers and systems analysts to provide state-of-the-art engineering and technical support services, it has expanded its staff to include experts in program and financial management as well as professional support personnel with backgrounds in communication systems. The Company believes this combination of skills and capabilities is one of the key factors that distinguishes it from its competitors in the communication systems market. For fiscal 1997, the Company's communication systems business represented 59.1% of revenues.

    Engineering. The Company provides comprehensive communications engineering support to assist in the development of military communication systems. Many of its contracts are not project specific, but require that it provide technical services and support to a variety of projects and programs being run by a particular Navy office. In particular instances, the Company may perform some or all of the technical engineering and other support for a specific U.S. Navy program or system, or may provide technical review and support services to assist the Navy in evaluating or assessing engineering tasks. These services cover a full range of engineering and technical support, including requirements analyses, design, hardware and software engineering, studies and development.

    The Company's skills and experience permit it to apply innovative solutions to communications engineering problems. For example, the Company has developed receiver, modulator and coder design alternatives for a major U.S. Navy communication system and has defined satellite payload modifications for a major military satellite program. The Company's expertise in both military and commercial satellite programs has enabled it to develop innovative military uses of commercial satellite systems. For instance, the Company developed the concept which permitted the U.S. Navy to conduct its first worldwide video teleconference, simultaneously linking all European, Atlantic and Pacific commanders by satellite with the Pentagon and a major command ship at sea. In addition, the Company's engineers have operational experience to translate a user's requirements into practical technical specifications for a communication system. This experience has enabled the Company's engineers to analyze major Navy communication systems, such as High Speed Fleet Broadcast and the Communication Support System, and project future needs and technology requirements. The Company's capability to conduct high level theoretical engineering tasks, coupled with an intimate knowledge of the system under investigation, permits the Company to assist its customers in avoiding costly troubleshooting efforts on communication problems related to natural phenomena. Many of these concepts and techniques which were developed for the U.S. Navy have natural extensions to other military and commercial applications.

    As an extension of the Company's capability to provide total engineering solutions, the Company supports communication systems after development with a complete set of in-service engineering skills, which include planning for and conducting installation, testing operational performance and providing training and maintenance assistance. It provides this engineering support for a wide variety of communications equipment, such as antennas, receivers, processors and complete systems. For example, the Company provides installation check-out for the U.S. Navy's extra high frequency terminals installed on-board ships and also provides training for ship and submarine crews in their operation, both in port and, when appropriate, at sea.

    Program Planning and Management. The Company assists DOD program managers in planning and managing all facets of defense and military programs and hardware procurement, from determining needs and objectives through development, acquisition, integration, testing and fielding. These services include procurement planning and management, financial management, cost estimating and control and production support.

    The Company has a staff specializing in financial management who have worked with government managers in the Executive Office of the President, national budget offices, Congressional committees, the Office of the Secretary of Defense and the Office of the Secretary of the Navy. This staff has supported several domestic and international government and commercial customers in communication systems and other areas. The Company has tailored a variety of project management techniques and tools to customer needs, such as developing networks which enable simultaneous progressive tracking of over 100 acquisition documents and developing dependency schedules to track the progress of industrial manufacturing processes for a major U.S. Navy weapons system. The dependency schedules were used to identify a production schedule problem for a shipboard weapons control system, to conduct analyses of the system and to develop a work-around alternative to maintain the schedule.

    Additionally, the Company provides program support to U.S. and foreign governments in the sale of U.S. military equipment to foreign governments. The Company believes that this area of expertise presents significant potential for growth as foreign governments upgrade their communication system capabilities. The Company has established a presence in this niche market with its experience in foreign military sales, including advising on compliance with licensing and security requirements, preparing technical documentation, forecasting and tracking equipment deliveries and funding obligations, providing program and financial reviews and reconciling and closing foreign military sales cases. It prepares schedules of available equipment and provides data for existing and new technologies, recommendations for release of hardware and software, and guidance on approval or disapproval of commercial export license requests. This experience is also being applied to provide direct sales to foreign governments. See "Business -- Products."

    The Company's network management and satellite communications expertise also permit it to develop systems for business users in geographically dispersed locations. The Company believes that office locations of companies will continue to become more geographically dispersed and that the commercial market for systems to link these offices can be a significant opportunity for future growth. The Company has created a product called Virtual Program Office ("VPO") to capitalize on this emerging market of geographically dispersed companies. VPO is a suite of user-friendly management tools designed to enable real-time voice, video and data communications among geographically dispersed organizations and users. Implemented as a business process reengineering strategy, VPO includes Lotus Notes groupware, desktop video teleconferencing and a series of customized integrated data management solutions.

    The following are significant communication systems contracts and programs, which also include IT Services, emphasizing the nature of the Company's interrelated business areas:

    o The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy in March 1996 to provide technical engineering and other support services to a U.S. Navy command. Although there can be no assurance that the contract will develop as it expects, the Company believes the contract has a potential value of approximately $84 million over the five-year period of the contract, which expires in fiscal 2001. The contract team includes, as subcontractors, Computer Sciences Corporation, Booz-Allen and Hamilton, Inc., Tele-Consultants, Inc. and others.

    o The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy in August 1996 to provide program management support, financial management support, cost and schedule analysis, information management support, foreign military sales support, installation and inventory management and configuration management for the PD 70 Integrated Command, Control, Communication, Computers and Intelligence ("IC4I") project and staff offices. Although there can be no assurance that the contract will develop as it expects, the Company believes that the contract could have a potential value of approximately $36 million over the five-year period, which expires in fiscal 2001.

    o The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy that commenced in October 1993, to provide program management support, financial management support, cost and schedule analysis, configuration management for communication systems, equipment integration support, specification and standardization support, integrated logistics management support and information management support to the Information Transfer Systems Directorate of a U.S. Navy command. Although there can be no assurance that the contract will develop as it expects, the Company believes that the contract could have a potential value in excess of approximately $3 million over the remaining one year of the contract, which expires in fiscal 1998.

Information Technology Services

    Through its IT Services business, the Company offers a broad array of professional information technology services and information systems to commercial and government markets. The IT Services offered by the Company include information management systems design and integration; LAN/WAN design, installation and support; database design and real-time database management; Internet and intranet services; and multi-media training development. The advanced technical capabilities gained by the Company while performing services for government customers has provided expertise in the information technology area, which the Company is leveraging to develop its commercial business. The Company is currently focusing on expanding its customer base to include commercial and international customers. For fiscal 1997, the Company's IT Services business represented 14.5% of revenues.

    The Company  designs and  implements  information  management  systems  that enable its customers to create integrated productivity software and communication tools which allow uninterrupted transmission of information throughout a customer's infrastructure. The Company has been designated as a Microsoft Solution Provider, a Lotus Business Partner and a Novell Authorized
Reseller, designations which permit the Company to pursue some business opportunities not available to all competitors because these certifications frequently are cited as eligibility requirements for commercial bids.

    The Company plans and creates conceptual designs, system designs and system updates, including identifying functional requirements and creating database, system and subsystem specifications. It performs feasibility and cost-benefit studies on system alternatives and presents recommendations. It recently won a competitively awarded contract to conduct a system design and requirements study for the City of Imperial Beach, California. The Company believes that there is a substantial demand for these kinds of services and is actively seeking to market them to small and midsize companies and to municipalities.

    The Company also provides office automation system services. It analyzes current office functions and matches them with appropriate office software and provides integrated office tools to permit data sharing and improve office efficiency. The Company established the first office automation system for a major program directorate of the U.S. Navy ten years ago, using a central computer with multiple processors and work station terminals, applying then-available technology to an office environment. As it continued to provide network services for that office, improving the system through advances in technology, the Company implemented and now supports a 250 station LAN with five servers. The Company has applied that same technology to several commercial customers.

    Additionally, the Company provides technical assistance to end users on system configuration issues, software upgrades and functionality. In 1993, the Company was awarded a contract to operate the network used by the International Joint Commission, a quasi-government organization of the U.S. and Canada charged with protecting the environmental conditions along the border between the two countries. After successful completion of that three year contract, the Company was awarded a multi-year contract to continue the network support with expanded work scope, including software application training.

    The Company provides a full range of database support using innovative solutions to manage databases and present the information back to a variety of end users at the level and detail specific to their needs. The Company has extensive expertise in developing and implementing plans to migrate data from legacy systems to modern technology products, as well as the design and implementation of new applications. The Company recently completed a major database task for the U.S. Army to provide access to Army databases using a data warehousing approach. The Company believes that this successful implementation will result in additional contracts from the U.S. Army to extend the data warehousing to additional databases.

    The Company has extensive hands-on experience designing complex management, program and financial databases and graphical user interfaces ("GUI"). The Defense Technical Information Center ("DTIC") awarded a contract to the Company to provide a user-friendly interface to be used world-wide to access and search the DTIC database, which contains data on virtually every technical study completed for the DOD. The Company has continued to receive assignments to implement additional GUIs for the DTIC.

    To permit its customers to communicate more efficiently, the Company develops and implements both external (Internet) and internal (intranet) connectivity solutions. It conducts needs analyses to define specific objectives for web sites; designs marketing objectives and strategies; provides design services for the appearance of web sites; provides technical and project management services and support; hosts customer web sites on its server; and provides web site promotional services to create the desired site traffic. An example of a web page developed and hosted by the Company is the Children's Hospice International home page, which can be viewed at http://www.chionline.org.

    The Company offers a wide range of training services utilizing innovative techniques and tools, such as computer based training ("CBT") aids, training videos and on-line performance tools, to promote increased productivity and efficient use of installed systems. It prepares and conducts CBT seminars for government and commercial customers and has developed CBT programs covering a wide variety of subjects as required by customers, including, for example, identifying persons driving while under the influence of alcohol (for the National Highway Traffic Safety Administration) and training seamen on the operation of on-board submarine communication systems. Activities the Company undertakes as part of its multi-media training services include developing customized training concepts and plans, including undertaking front-end analyses of a customer's business and business processes to identify training requirements and the appropriate training media; developing user and administrator guides as well as self study work books, wall charts, training videos and other materials; and surveying and updating curricula for training courses.

Systems Integration

    The Company provides systems integration for communication systems and to a lesser extent acts as a value-added reseller of computer hardware, software and integrated systems to both government and commercial customers. Sales to government customers are through the Company's GSA Schedule Contract. Sales to commercial customers also are through the GSA Schedule Contract (to government contractors) or through direct contracts with other commercial customers. The Company supports the systems and products it sells by providing its customers a wide range of services, including employee training, maintenance, repair and user assistance. The Company offers individual components of its systems and other products from various vendors for resale through the GSA Schedule Contract. The resale business often provides the opportunity for additional systems integration business. The Company's systems integration business represented 26.4% of revenues for fiscal 1997.

    The Company believes that a market opportunity has developed as government and commercial customers have begun to migrate to systems composed of commercial off-the-shelf hardware and software components. Its strategy has been to anticipate the systems needs of customers and to develop systems using readily available commercial hardware and software. This strategy differs from that of many of the Company's reseller competitors, which traditionally provide individual hardware and software items for resale without integration, and many of its integration competitors, which traditionally have developed entire systems. The Company concentrates on relatively low quantity procurements which are not cost-competitive for large systems integration companies, applying system knowledge gained through following technology trends and providing ease of procurement through a GSA Schedule Contract for government customers and direct purchase for commercial customers. A recent example of this strategy resulted in the sale to the U.S. Navy of over $4.0 million of integration work for extra high frequency communications controllers.

    The Company believes it has been successful as a system integrator because it has targeted certain technologies and systems to offer through the GSA Schedule Contract. Expecting that many government agencies were planning to use VersaModule European ("VME") technology, the Company focused on offering VME products and systems, which provide users with a versatile modular computer system that allows users to combine products and functions. However, recognizing that technology changes constantly, the Company is now targeting replacement technology for some of the VME applications and will offer further technology advances as appropriate. Because of the nature of this systems integration work, the Company does not have a large investment in VME plant or equipment and can continue to provide VME technology while pursuing additional technologies.

Products

    The Company has developed a set of communication systems and software products which have both military and commercial applications.

SALTS

    The Company believes that its International Streamlined Automated Logistics Transmission Systems ("ISALTS") and its Commercial Streamlined Automated Logistics Transmission System ("CSALTS") programs, both of which are based on the SALTS technology, are examples of its ability to adapt its military expertise to commercial uses. The Company's SALTS technology is designed to provide military and commercial organizations with the ability to store and forward large amounts of administrative and logistics data in a compressed, secure format using many forms of communication media. SALTS provides a near real-time means of communicating mass data at minimum cost.

    The SALTS technology originally was developed by the U.S. Navy as an alternative data transmission system so that the transmission of logistics and administrative data would not interfere with the transmission of tactical data during the Persian Gulf war. Following the Persian Gulf war, the Navy contracted with the Company to operate and enhance the SALTS system. Subsequently, the Company has customized versions of SALTS for other specialized applications. For example, the Army's 18th Airborne Corps and the troops occupying Haiti used it to exchange accounting data. In addition, SALTS successfully conveyed mission support data during other major military operations and disaster relief efforts. The Company's first commercial application of the SALTS technology was the Company's USO-GRAM program, introduced in 1994, under which sailors at sea and persons on shore can exchange e-mail messages.

    The ISALTS and CSALTS programs are the Company's major commercial applications of its SALTS technology. The Company has developed proprietary ISALTS software which it is marketing to friendly foreign governments for their military data transmission needs. The Company also provides readily available commercial hardware, installation and ongoing maintenance, software upgrades and other support services for its ISALTS customers. To date, the Company has installed an ISALTS system for the UK Royal Navy and is in the process of installing an ISALTS system for the Royal Australian Navy.

    The Company is currently developing its latest version of ISALTS, ISALTS 2000. This is Microsoft Exchange-based and thus takes advantage of existing commercial off-the-shelf technology, while adding significant messaging, file transfer and database query capabilities. The product is expected to be released and available for sale early 1998.

BGIXS

    BGIXS ("Battle Group Information Exchange System") was developed by the Company as a way to permit reliable and efficient data communication (as compared to text communication only) between land, sea and air units in half-duplex mode using a hub/spoke architecture. First marketed in 1993, BGIXS uses commercial off-the-shelf technology to permit PC-to-PC transfer of tactical data between a headquarters host and supporting forces using satellite links. Additionally, BGIXS permits rapid file transfer with guaranteed delivery and provides multimedia capability. The U.S. Navy and the UK Royal Navy have purchased BGIXS systems, and the Company is actively marketing the product to other foreign military organizations in friendly countries.

Pelican

    Pelican couples the data transfer capabilities of BGIXS with high frequency radio communications to provide an integrated, self-contained communication system to those organizations using high frequency radio rather than satellite communications. Pelican is based on a commercial open systems architecture using readily available commercial hardware and software that provides data compression and packetization for efficient transmission. The Pelican communication protocol provides maximum operational flexibility through the use of multiple modes of transmission, on-demand push/pull of files to a distant host, store and forward file transfer and silent broadcast by the distant host.

    SALTS, BGIXS and Pelican illustrate the Company's ability to build systems to satisfy a particular customer's needs and then use the same technology in a refined and augmented form to create salable products for a different, and potentially wider, customer base. The Company believes that these technologies have significant commercial applications.

Financial Management Software

    The Company develops and offers a variety of software products used to support customers' financial functions. These include: PRECEPT 5000, a cost estimating tool; FMIS, an Oracle-based financial management system; FTS, an application for financial tracking which can be coupled with FMIS for a broader financial management and tracking system; and EMT, an engineering management tool that has functionality similar to FTS and can be tied to FMIS. These software products can be customized or adapted to meet a particular customer's needs.

Marketing

    The Company's operations group is primarily responsible for marketing its services and products, including the development and execution of marketing plans, proposal presentations and the performance of related tasks. The Company's marketing activities are conducted by its professional managers who have technical expertise and whose efforts are supplemented by the Company's staff of engineers, scientists and analysts. Company personnel use customer contacts, attend new business briefings sponsored by government agencies and review publications such as Commerce Business Daily for contracting opportunities and to learn of new business opportunities. The Company also participates in several major trade shows, both domestic and international, that showcase applicable technologies.

    One of the Company's primary marketing strategies is to anticipate and understand the changing needs of its customers and then to be prepared to meet those needs as they arise in new programs or in new program functions. The Company believes that its experience in providing services to the U.S. Navy enhances its ability to understand and anticipate the U.S. Navy's needs. The Company emphasizes customer satisfaction, as evidenced by its ability to retain customers such as the U.S. Navy since the Company's inception. It recently won a major contract recompetition as the prime contractor on an engineering services and support contract for which it originally served as a subcontractor. Under this recompete contract, the Navy awarded the extension to the Company as the prime contractor, although the Company is substantially smaller than the prime contractors on the original contracts.

Government Contracts

    In general, the Company's business with the government (as both a prime contractor and a subcontractor) is performed under cost reimbursement contracts, time and materials contracts or fixed price contracts. Cost reimbursement contracts, including cost plus fixed fee contracts, provide for the reimbursement of costs (to the extent allowed under federal regulations) plus the payment of a fixed fee. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed (without fee) for travel and other direct expenses at actual cost plus applied indirect, general and administrative expense. Under fixed price contracts, it agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. The majority of the Company's revenues from government contracts are derived from cost plus fixed fee contracts.

    The Company has several multi-year contracts with U.S. government agencies to provide communication systems services and support, information technology services and systems integration services and support. Typically, these contracts require the Company to provide a broad range of services and support, as requested by the customer, which may include systems engineering, production support, management information systems services and support and program operational support. Each contract generally provides an estimate of the number of staff years that the government agency believes will be utilized each year under the contract. The Company receives specific work assignments under the contract on an as-identified basis through the issuance by the government of task orders setting out the specific work to be performed, the staff years allocated to the task and the estimated cost, fee and travel allocated to such task. Payments are made to the Company incrementally during the performance of each task. In order to plan for orderly performance under a contract, it is not unusual, prior to or at the commencement of each government fiscal year during the term of the contract, for the government and the Company to define proposed tasks to be completed under the contract during the coming fiscal year.

    Under the Company's GSA Schedule Contract, government agencies may purchase, at prices approved by the GSA, hardware and software integration, systems engineering, automated data processing services, hardware and software, repair (service and parts) and training, without further competitive bidding. Products that the Company can provide under the GSA Schedule Contract must be approved by the GSA prior to being offered to end-users. Also, at the time the contract was initially awarded and at each contract renewal, prices to end-users under the contract are set for the duration of the contract at a specified level or specified levels varying over time. The contract is a fixed price contract and does not have any pre-set delivery schedules or obligation to purchase any significant amount of goods or services. The GSA Schedule Contract is renewable annually and the current contract term expires in March 1998. The Company believes that the GSA Schedule Contract will be renewed, although there can be no assurance to this effect.

    The Company's contracts and subcontracts with federal government agencies are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company's business, financial condition and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts. New government contract awards also are subject to protest by competitors at the time of award which can result in the re-opening of the bidding process or the award of a contract to a competitor. None of the Company's current government contracts is the subject of a bid protest; however, there can be no assurance that government contracts awarded to it in the future will not be challenged by competitors.

    A significant portion of the Company's revenues in fiscal 1997 (approximately 23%) was generated by U.S. government contracts awarded to the Company through small business set-aside programs. The Company no longer is eligible to participate in some of these programs and, as its revenues and size expand, it will lose its eligibility to participate in more of these programs. There can be no assurance that the Company will be able to replace revenues from these contracts.

    The Company's contractual costs and revenues also are subject to audits and adjustments by negotiation between it and the DCAA and other government auditors. As part of the audit process, the DCAA verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. The Company was audited by DCAA for contract performance through fiscal 1994 under all of its government contracts, which resulted in immaterial adjustments to its revenues under the contracts audited. However, there can be no assurance that future audits will not result in material adjustments to the Company's revenues.

    The Company's contracts with the government and its subcontracts with government prime contractors are subject to termination for the convenience of the government; termination, reduction or modification in the event of change in the government's requirements or budgetary constraints; and, when it participates as a subcontractor, termination for the failure or inability of the prime contractor to perform its prime contract. If a termination for the convenience of the government occurs, the government generally is obligated to pay the costs incurred by the Company under the contract plus a pro rata fee based upon the work completed.

    In addition to the right to terminate, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. In addition, contractors often experience revenues uncertainties during the first quarter of the government's fiscal year (beginning October 1) until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which the Company has served as prime contractor or a subcontractor, although there can be no assurance that this will be the case in the future.

Backlog

    Many of the Company's contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of the Company's contract backlog. The Company's total contract backlog represents management's estimate of the aggregate unearned revenues expected to be earned by the Company over the life of all of its contracts, including option periods. Because many factors affect the scheduling of projects, there can be no assurance as to when revenues will be realized on projects included in the Company's backlog. In addition, although contract backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees to the date of cancellation.

    Many of the Company's contracts are funded from year to year, based primarily on the procuring company's or agency's fiscal requirements. This results in two different categories of contract backlog: funded and unfunded backlog. "Funded backlog" represents the sum of contract amounts for which funds have been specifically obligated to contracts by customers, which in the case of a U.S. government contract requires appropriation by the U.S. Congress to the applicable agency and allocation to the contract by the agency. "Unfunded backlog" represents future contract or option amounts that have not been specifically obligated by customers. "Backlog" is the total of funded and unfunded backlog.

    The following table summarizes the Company's funded and unfunded backlog at the dates indicated:

                                                      September 30,
                                           -----------------------------------
                                              1995        1996        1997
                                              ----        ----        ----
                                                      (in thousands)
        Backlog Component
        Funded............................. $ 3,255    $  6,437    $  5,323
        Unfunded...........................  29,920     132,803     141,314
                                             -------   --------    --------
        Total.............................. $33,175    $139,240    $146,637
                                             =======   ========    ========

    The Company believes that approximately 37% of its backlog as of September 30, 1997 will result in revenues in fiscal 1998. However, the Company also believes that backlog is not necessarily indicative of future revenues. The Company's backlog typically is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether funded or unfunded, may be terminated at the convenience of the government.

Competition

    The Company experiences significant competition in all of the areas in which it does business. In general, the markets in which it competes are not dominated by a single company or a small number of companies; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. Many of its competitors are significantly larger and have greater financial resources than the Company, and some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. There can be no assurance that the Company will be able to compete successfully.

    Because its communication systems business is specialized and the Company is a leader in the portion of the communication business it pursues, the market for this business is somewhat less competitive than the markets for its systems integration and IT Services businesses. In SATCOM systems and services, the Company competes against technical services companies in the defense industry, including Computer Sciences Corporation, Science Applications International Corporation, Booz-Allen and Hamilton, Inc. and SEMCOR. In its other business areas, the Company competes against a vast array of computer manufacturers, systems integrators and product resellers and distributors. In the IT Services area, the Company frequently teams as a subcontractor on large procurement programs with one of its larger competitors since it can be very expensive to bid as a prime contractor on such large procurement programs.

    The Company believes that the principal competitive factors in the businesses in which it operates are technical understanding, management capability, past contract performance, personnel qualifications and price. In the federal government market, procurement reforms over the past years have increased the importance of a contractor's past performance in deciding new bid awards.

Employees

    The Company believes that its employees and their knowledge and capabilities are a major asset. The Company has been successful in attracting and retaining employees skilled in its core business competencies. The Company intends to continue to employ highly skilled personnel, as well as personnel knowledgeable concerning the needs and operations of its major customers.

    As of November 30, 1997, the Company employed 529 people, 439 of whom were directly involved in computer and information systems programming, design and engineering, and 90 of whom were in executive and administrative functions. The Company believes that its relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.

    There is significant competition for employees with the communication and information technology skills required to perform the services the Company offers. The Company's success will depend in part upon its ability to attract, retain, train and motivate highly skilled employees, particularly in the area of information technology.

Item 2.  Description of Property.

    The Company's headquarters occupies approximately 22,200 square feet at 10089 Lee Highway, Fairfax, Virginia. This space is provided under the terms of a lease from 10089 Management, L.L.C., a Virginia limited liability company ("10089 Management") and a related party to the Company, that expires August 31, 2003. In the United States, the Company occupies approximately 83,400 square feet in offices in Fairfax, Virginia; Arlington, Virginia; Alexandria, Virginia; Virginia Beach, Virginia; Charleston, South Carolina; San Diego, California; El Segundo, California; Colorado Springs, Colorado; and Lusby, Maryland. The Company also maintains an office near Plymouth, England. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

Item 3.  Legal Proceedings.

     The Company currently is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of fiscal year 1997 to a vote of security holders.

                                   PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

     The Company's Common Stock has been traded on the Nasdaq National Market (Symbol: ACSC) since June 27, 1997. As of December 10, 1997, there were 53 shareholders of record of Common Stock. The Company believes that, as of December 10, 1997, there were approximately 3,400 beneficial owners of Common Stock.

     The following table sets forth the high and low sales prices of the Common Stock of the Company as reported by the Nasdaq National Market for each of the quarters indicated. Pricing information for previous quarters is not available as the Company's Common Stock was not publicly traded prior to June 27, 1997.

                                          High               Low
                  1997
                  3rd Quarter            $8 1/4             $7 1/2
                  4th Quarter            $13                $7 1/2

   Dividend Policy

    The Company does not anticipate declaring or paying cash dividends in the foreseeable future. In addition, the Company's existing credit facility contains provisions which could have the effect of limiting its ability to pay cash dividends. See "Note 10 of the Consolidated Financial Statements."

   Recent Sales of Unregistered Securities

    In November 1997, the Company issued 475,000 shares of Common Stock to the shareholders of ISC in connection with its acquisition of all the outstanding shares of ISC Common Stock. The offering was exempt from registration under
Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. See "Business -- Recent Acquisitions."

   Uses of Proceeds from Registered Securities

    Information regarding use of proceeds from the July 1997 initial public offering is given below:

   Effective Date of Registration
   Statement (Reg. No. 333-23959):               June 26, 1997
   Offering Date (1):                            June 27, 1997
   Names of managing underwriters:               A.G. Edwards & Sons, Inc.
                                                 Ferris, Baker Watts
   Title of each class of securities registered: Common Stock, par value $0.01 Company and selling shareholders:
   Amount of shares registered and sold
       Company                                   2,225,000
       Selling shareholders                        650,000
   Aggregate offering price of shares
   registered and sold
       Company                                   $16,687,500
       Selling shareholders                      $ 4,875,000
    Actual offering expenses (2):
       Underwriting discounts and commissions    $ 1,168,125
       Other expenses                            $ 1,155,956
       Total expenses                            $ 2,324,081
    Net proceeds after expenses:                 $14,363,419
    Use of proceeds:
       S corporation distribution (3)            $ 6,624,409
       Acquisitions                              $ 5,160,000
       Working capital and general
       corporate purposes                        $ 2,579,010

(1) The offering terminated after the sale of all securities that were registered under the Registration Statement
(2)  All  expenses  were  direct payments  to  others.
(3)  The  S  corporation   distribution  was  made  to  the   then-existing
     shareholders of the Company, including George A. Robinson, Charles G. Martinache and Thomas A. Costello.

Item 6.  Selected Financial Information.

                                            Year Ended September 30,
                                   1993      1994      1995     1996    1997(3)
                                   -----     -----    -----     -----   ------
                                      (in thousands, except per share data)
   Statement of Operations Data:
   Revenues..................... $12,223   $19,106  $23,724   $31,665   $52,194
   Direct costs.................   7,050    11,418   14,815    19,307    37,687
   Indirect, general and
    administrative expenses.....   4,612     7,177    8,202    10,253    11,128
                                  ------    ------   ------    ------    ------
   Income from operations.......     561       511      707     2,105     3,379
   Other income (expense), net..     (78)      (73)    (133)     (200)       17
   Provision for income taxes...      -        -        -         -        (484)
                                  -------  ------- --------  --------  --------
   Net income................... $   483    $  438  $   574   $ 1,905   $ 2,912
                                  =======  ======= ========  ========  ========

   Pro Forma Statement of Operations Data (1):

   Net income before taxes......     483       438      574   $ 1,905  $  3,396
   Income taxes.................     193       175      229       743     1,305
                                  -------   -------  -------   -------  -------
   Net income................... $   290     $ 263      345     1,162     2,091
                                  =======  ========  =======   =======  =======


   Net income per share(2)......                               $ 0.27   $  0.44
                                                               =======  =======
   Weighted average shares
    outstanding(2)..............                                4,361     4,767
        -----------------------------------------------------------------------
                                                September 30,
                                1993      1994      1995      1996      1997
                                ----      ----      ----      ----      ----
                                               (in thousands)
Balance Sheet Data:
    Working capital .......   $ 2,231   $ 2,616   $ 2,716   $ 5,387   $ 9,526
    Total assets...........     4,454     6,798     6,987    13,117    26,212
    Total debt ............     1,359     2,031     1,821     2,688      --
    Stockholders' equity...     1,626     2,006     2,497     4,375    13,828


(1) Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable rates as if the Company had not elected S corporation status for the periods indicated.

(2) The pro forma weighted average shares outstanding is based on: (i) the weighted average shares outstanding during the period, assuming the dilutive effect of all options outstanding; (ii) stock options issued during the twelve months immediately preceding the offering (using the treasury stock method and the initial public offering price of $7.50 per share) for all periods presented through the date of the offering; and (iii) the assumed sale of a sufficient number of shares of Common Stock necessary to fund the distribution of all undistributed S corporation earnings in excess of the preceeding twelve months earnings, through the date of the offering.

(3) Excludes a one-time, non-cash charge of acquired in-process research and development costs incurred in connection with acquisition of RFM totaling $1.9 million and the related tax benefit of $234,000 or $0.25 per share on an after tax basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the "Risk Factors" section of the Company's final prospectus dated June 27, 1997, as filed with the Commission. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

    The Company provides communications and information technology services and solutions, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. The Company operates primarily in three interrelated areas: communication systems design and support, IT Services and systems integration. The Company has been profitable since its inception in 1987, and has achieved a compound annual growth rate in revenues of 43.2% over the past five fiscal years. With revenues of $52.2 million, fiscal 1997 was the tenth consecutive year of revenue growth.

    The Company's expansion has been achieved substantially through internal growth. Prior to fiscal 1994, virtually all of the Company's revenues were derived from contracts with the U.S. Navy for systems engineering, design, integration, services and support for satellite communications. Beginning in fiscal 1994, the Company began to develop applications for its technical capabilities outside its traditional U.S. Navy business. For example, the Company's GSA Schedule Contract has fueled significant growth in the systems integration area as the U.S. government's trend toward using readily available software and hardware expands the need for systems integration services, such as those offered by the Company.

    The Company's backlog, including both funded and unfunded backlog, was $146.6 million at September 30, 1997. Two five-year U.S. Navy contracts awarded in fiscal 1996 involve services estimated at approximately $120 million and were the main contributors to the recent increase in backlog. Many of the Company's contracts are funded from year to year, based primarily on the procuring company's or agency's fiscal requirements. The estimated backlog under a government contract is not necessarily indicative of revenues that will actually be realized under that contract. Congress normally appropriates funds for a given program on a fiscal year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the procuring agency as appropriations are made by Congress in subsequent fiscal years. There can be no assurance that Congress will appropriate funds or that procuring agencies will commit funds to the Company's contracts for their anticipated terms. In addition, most of the Company's government contracts have a base term of one year and a number of option years. There can be no assurance that the government will extend a contract through its option years. Many of the Company's large contracts require that the Company supply services upon request, and the Company receives no payments under these contracts until such services are requested and performed. There can be no assurance that cancellations or scope adjustments of these contracts might not occur or that the Company's services under these contracts will be requested at the anticipated levels in the future.

    Revenues, by dollar and percentage, from the Company's three interrelated areas and three major types of customer are given below:

                                      Year Ended September 30,
                                    1995           1996              1997
                                    ----           ----              ----
                                        (dollars in thousands)
Services Provided
Communication Systems ...   $17,785     75%   $20,422     65%   $30,854    59%
IT Services..............     4,634     19      8,008     25      7,563    15
Systems Integration......     1,305      6      3,235     10     13,777    26
                            -------    ----   -------    ----   -------   ----
Total                       $23,724    100%   $31,665    100%   $52,194   100%
                            =======    ====   =======    ====   =======   ====
Customer Type
U.S. Government..........   $23,483     99%   $28,607     90%   $48,284    92%
Commercial ..............       219      1        848      3      1,997     4
International ...........        22      0      2,210      7      1,913     4
                            -------    ----   -------    ----   -------   ----

Total....................   $23,724    100%   $31,665    100%   $52,194   100%
                            =======    ====   =======    ====   =======   ====

    The Company's operating margin is affected by, among other things, the mix of contract types (cost reimbursement, fixed price or time and materials) as well as the proportion of revenues from higher margin commercial and international sales. A significant portion of the Company's contracts are cost reimbursement contracts, under which the Company is reimbursed for all actual costs, plus a fee or profit. The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins also are typically lower. An increasing portion of the Company's services are provided under fixed price contracts. Such contracts carry higher financial risks because the Company must deliver the contracted services below the fixed price in order to earn a profit. For those companies with low cost structures, these contracts offer the opportunity for higher profit margins. The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated:

                                              Year Ended
                                             September 30,
                                           1995   1996   1997
                                           ----   ----   ----
                    Cost reimbursement..    77%    68%    59%
                    Fixed price.........    16     25     35
                    Time and materials..     7      7      6
                                           ---    ---    ---
                      Total.............   100%   100%   100%
                                           ===    ===    ===


    Revenues on cost plus fixed fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenues on time and materials contracts are recognized at the contractual rates as labor hours and direct expenses are incurred. Revenues on fixed price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.

    The Company's three significant U.S. Navy communication systems contracts and programs accounted for approximately 51% of revenues for fiscal 1997. Although the Company intends to expand its commercial and international sales, a relatively small number of contracts are likely to continue to account for a significant portion of the Company's future revenues. For fiscal 1997, approximately 26% of the Company's revenues were derived from sales under the GSA Schedule Contract. The GSA Schedule Contract is a one-year contract, renewable annually by the government. Termination of any of these contracts or the Company's inability to renew or replace them when they expire could have a material adverse effect on the Company's business, financial condition and results of operations.

    Government contracts, including the GSA Schedule Contract, by their terms, generally can be terminated at any time by the government without cause. If a government contract is so terminated, the Company generally would be entitled to receive compensation for the services provided or costs incurred up to the time of termination and a negotiated amount of the profit on the contract to the date of termination. Termination of any of its large government contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

    Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on the Company's business, financial condition and results of operations or increase its costs of competing for or performing government contracts. Any violation of these regulations could result in the termination of the contracts, imposition of fines and/or debarment from award of additional government contracts. Most government contracts are subject to modification or termination in the event of changes in funding, and the Company's contract costs and revenues are subject to adjustment as a result of audits by the Defense Contract Audit Agency (the "DCAA") and other government auditors.

    Government contracts generally are awarded to the Company through a formal competitive bidding process in which the Company has many competitors. Upon expiration, government contracts may be subject to a competitive rebidding process. There can be no assurance that the Company will be successful in winning contract awards or renewals in the future. The Company's failure to renew or replace such contracts when they expire could have a material adverse effect on its business, financial condition and results of operations.

    Approximately 23% of the Company's revenues in fiscal 1997 was generated by U.S. government contracts awarded to the Company through small business set-aside programs. The Company no longer is eligible to participate in some of these programs and, as its revenues and size expand, it will lose its eligibility to participate in more of these programs. There can be no assurance that the Company will be able to replace revenues from these contracts

    The Company generally uses commercially available products in its systems integration business, which are generally available from several sources. The
Company has generally been able to obtain adequate supplies from its current suppliers in a timely manner. The Company believes that, in most cases, alternate vendors can be found if its current suppliers are unable to fulfill its needs.

    During fiscal 1997, revenues from international business amounted to 3.7% of revenues. The vast majority of the Company's international business revenues are derived from sales of the Company's products to foreign navies and the performance of services related to such sales. Because international business to date has had higher profit margins than U.S. government business, an inability to obtain future international business could adversely affect the Company's financial condition and results of operations. Because both the Company's expenses and its revenues from its international business are generally denominated in U.S. dollars, the Company does not believe that its operations are subject to material risks associated with currency fluctuations.

     A part of the Company's business strategy calls for growth through acquisitions. The Company has successfully completed two acquisitions, RFM in September 1997 and ISC in November 1997. Since the respective dates of the acquisitions, the Company has integrated these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government and commercial clients. Identifying and pursuing future acquisition opportunities will require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate acquired business operations. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's Common Stock or the incurrence of additional indebtedness and could have a dilutive effect on the Company's net income per share.

     The Company's revenues have increased over the past five fiscal years at a compound annual rate of 43.2%. Continued growth could place a significant strain on the Company's limited personnel, management, financial controls and other resources. The Company's ability to manage any future expansion effectively will require it to attract, retain, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems and controls and facilities. The Company's failure to manage any expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                              Year Ended September 30,
                                              1995      1996     1997
                                              ----      ----     ----
Revenues ...............................     100.0%    100.0%   100.0%
Direct costs ...........................      62.4      61.0     72.2
Indirect, general and administrative
expenses ...............................      34.6      32.4     21.3
Acquired in-process R&D costs ..........        -         -       3.7
                                              -----     -----    -----
Income from operations..................       3.0       6.6      2.8
Other income (expense), net.............      (0.6)     (0.6)     --
                                              -----     -----    -----
Net income..............................       2.4       6.0      2.8
Pro forma income taxes..................       1.0       2.3      1.0
                                              -----     -----    -----
Pro forma net income....................       1.4%      3.7%     1.8%
                                              =====     =====    =====

Fiscal 1997 Compared to Fiscal 1996

    Revenues increased 64.8%, or $20.5 million, to $52.2 million for fiscal 1997, from $31.7 million for fiscal 1996. The increase was due to a $10.0 million increase in revenues from communication systems and IT Services, primarily under contracts with the U.S. Navy, and a $10.5 million increase in revenues from systems integration services.

    Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $37.7 million for fiscal 1997 from $19.3 million for fiscal 1996. Direct costs, expressed as a percentage of revenues, increased to 72.2% for fiscal 1997 from 61.0% for fiscal 1996, primarily due to an increased proportion of revenues coming from systems integration services. These services have higher direct costs because the contracts generally require the Company to purchase hardware components as part of the services.

    Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expenses increased to $11.1 million for fiscal 1997 from $10.3 million for fiscal 1996. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 21.3% for fiscal 1997 from 32.4% for fiscal 1996, due to the higher proportion of systems integration revenues, which typically have lower associated indirect expenses.

    Based on the results of a third-party appraisal, the Company recorded a write-off of $1.9 million in the fourth quarter of 1997 to expense in-process research and development costs related to the acquisition of RFM. In the opinion of the management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

    Income from operations decreased 30.2%, to $1.5 million for fiscal 1997, from $2.1 million for fiscal 1996, primarily due to the above-mentioned $1.9 million in-process research and development write-off incurred in connection with the RFM acquisition. Excluding the $1.9 million write-off, income from operations increased 60.5%, to $3.4 million for fiscal 1997. This increase is primarily due to increased revenues from U.S. Navy contracts and systems integration. Excluding the in-process research and development write-off, as a percentage of revenues, income from operations decreased slightly to 6.5% for fiscal 1997, from 6.6% for fiscal 1996, primarily attributable to lower high-margin international revenues.

    Other income (expense), net, consists of interest expense offset by interest income from short-term deposits of cash. Interest expense was $136,000 and $257,000 for fiscal 1997 and 1996, respectively. Interest income was $153,000 and $57,000 for fiscal 1997 and 1996, respectively. The increase in interest income and decrease in interest expense during fiscal 1997 was attributable to the paydown of debt and short-term investments of initial public offering proceeds.

    The Company's pro forma effective tax rate was 38.4% and 39.0% for fiscal 1997 and 1996, respectively.

Fiscal 1996 Compared to Fiscal 1995

    Revenues increased 33.3%, or $7.9 million, to $31.7 million for fiscal 1996, from $23.7 million for fiscal 1995. The increase was due to a $6.0 million increase in revenues from communication systems and IT Services, primarily under contracts with the U.S.
Navy, and a $1.9 million increase in revenues from systems integration services.

    Direct costs increased to $19.3 million for fiscal 1996 from $14.8 million for fiscal 1995. Direct costs, expressed as a percentage of revenues, decreased to 61.0% for fiscal 1996 from 62.4% for fiscal 1995, primarily due to increased revenues from international fixed price contracts which generally have lower direct costs as a percentage of revenues. This decrease was partially offset by the higher direct costs attributable to systems integration services.

    Indirect expenses increased to $10.3 million for fiscal 1996 from $8.2 million for fiscal 1995. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 32.4% for fiscal 1996 from 34.6% for fiscal 1995, because a higher proportion of revenues came from systems integration services.

    Income from operations increased 197.7%, to $2.1 million for fiscal 1996, from $707,000 for fiscal 1995. As a percentage of revenues, income from operations increased to 6.6% in fiscal 1996 from 3.0% in fiscal 1995. This increase was due primarily to a shift in the Company's revenue mix, with an increased proportion of revenues coming from higher margin international, systems integration and commercial sales.

     Interest expense was $257,000 and $185,000 for fiscal 1996 and 1995, respectively. Interest income was $57,000 and $52,000 for fiscal 1996 and 1995, respectively.

    The Company's pro forma effective tax rate was 39.0% and 40.0% for fiscal 1996 and 1995, respectively.

Quarterly Results of Operations

    The following tables set forth certain unaudited statement of operations data for the last eight quarters, and such data expressed as a percentage of revenues for each quarter. This data has been derived from the Company's unaudited quarterly financial statements. In management's opinion, these quarterly financial statements have been prepared on a basis consistent with the audited financial statement contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the information presented, when read in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere herein. The results of operations for any quarter and any quarter-to-quarter trends are not necessarily indicative of the results to be expected for any future periods.

                                                         Three Months Ended
                                          Fiscal 1996                          Fiscal 1997
                                   ---------------------------      ----------------------------------
                                   Dec.   Mar.   June.    Sept.     Dec.      Mar.     June    Sept.
                                    31,    31,    30,      30,       31,       31,      30,     30,
                                   1995   1996   1996     1996      1996      1997     1997    1997
                                   ----   ----   ----    -----      ----     -----    -----    -----

    Revenues......................$5,775 $7,261 $7,215  $11,415    $9,066   $12,064  $14,379  $16,685
    Direct costs.................. 3,331  3,864  4,475    7,638     6,038     8,708   10,432   12,509
    Indirect, general and
      administrative expenses..... 2,027  2,748  2,358    3,121     2,442     2,583    3,040    3,063
    Acquired in-process R&D costs.    -      -      -        -         -         -        -     1,910
                                   -----  -----  -----   ------     -----    ------   ------   ------
    Income from operations........   417    649    382      656       586       773      907    (797)
                                   =====  =====  =====   ======     =====    ======   ======   ======


                                                   (as a percentage of revenues)
    Revenues.......................100.0%  100.0%  100.0%  100.0%    100.0%  100.0%   100.0%   100.0%
    Direct costs................... 57.7    53.2    62.0    66.9      66.6    72.2     72.6     75.0
    Indirect, general and
      administrative expenses...... 35.1    37.9    32.7    27.4      26.9    21.4     21.1     18.4

    Acquired in-process R&D costs..   -       -       -       -         -       -        -      11.4
                                   ------  ------  ------  ------    ------  ------   ------   ------

    Income from operations......     7.2%    8.9%    5.3%    5.7%      6.5%    6.4%     6.3%    (4.8)%
                                   ======  ======  ======  ======    ======  ======   ======   ======

    The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects, expenditures required by the Company, delays, employee utilization rates, adequacy of provisions for losses, accuracy of estimates of resources required to complete ongoing projects, general economic conditions and acquisition related charges. Demand for the Company's products and services in each of the markets it serves can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond the Company's control. Additionally, a change in revenue mix from quarter to quarter may result in fluctuating earnings, as experienced by the Company on the sale of higher margin products to international customers in the quarters ending December 31, 1995 and March 31, 1996.

Liquidity and Capital Resources

    Since the Company's inception in 1987, it has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's revolving credit facility with a commercial bank.

    The Company used cash from operating activities of $1.6 million for fiscal 1997, resulting primarily from net income, increases in accounts payable and accrued expenses, offset by increases in contract receivables. The increase in contract receivables was due to increased revenues from the two large U.S. Navy contracts awarded to the Company during fiscal 1996 and from systems integration and resale business under the GSA Schedule Contract.

    The Company generated cash flow from operating activities of $165,000 and $545,000 for fiscal 1996 and 1995, respectively. Net cash provided by operating activities for fiscal 1996 resulted primarily from net income and increases in accounts payable and accrued expenses, partially offset by increases in contract receivables. Net cash provided by operating activities in fiscal 1995 was primarily the result of net income, non-cash charges and increases in accrued expenses, partially offset by increases in contract receivables and decreases in accounts payable.

    The principal use of cash for investing activities has been for the purchase of computers and equipment. These purchases totaled $678,000, $370,000 and $270,000 for fiscal 1997, 1996 and 1995, respectively. Further, the Company invested $626,000, $-0- and $240,000 in software development costs for its SALTS products in fiscal 1997, 1996 and 1995, respectively.

    In March 1997, the Company extended its line of credit under more favorable terms. The new line permits borrowing up to $5.0 million and bears interest, payable monthly, at the bank's prime rate plus a percentage, not more than 0.25%, that depends on the Company's historical financial performance. The line of credit expires on February 28, 1998. Borrowings are limited by specified percentages of specific contract receivables and are secured by all assets including inventory, contract receivables and intangibles. The credit agreement contains various covenants requiring the Company to maintain certain financial ratios, including tangible net worth, liabilities to tangible net worth, funded debt to operating cash flow and debt service. The agreement also restricts the payment of dividends. As of the end of fiscal 1997, the Company was in compliance with all covenants contained in such agreement. As of September 30, 1997, there was no debt outstanding under the Company's revolving credit facility.

    The Company leases office space from 10089 Management, which has as its majority members Messrs. Robinson, Martinache and Costello, the principal stockholders and directors and officers of the Company. The Company had guaranteed 10089 Management's bank borrowings, but this guaranty was terminated upon the closing of the initial public offering.

    The Company consummated the initial public offering of its Common Stock in July 1997, selling 2,225,000 shares of Common Stock, including the underwriter's overallotment option of 375,000 shares, for $7.50 per share. The initial public offering resulted in net proceeds to the Company of approximately $14.4 million after deducting underwriting discounts and offering expenses payable by the Company.

    In connection with the termination of the Company's S corporation status and its initial public offering, the Board of Directors declared a $6.6 million dividend of its previously undistributed S corporation earnings in June 1997. The distribution was made as follows: $3.4 million, in kind, in the form of contract receivables in June 1997, and $3.2 million in cash in July 1997.

     The Company is regularly evaluating potential acquisition candidates. In September 1997, the Company acquired all of the outstanding capital stock of RFM for $5.0 million in cash. The acquisition has been accounted for as a purchase, and the financial results of RFM have been included in the results of operations from the date of acquisition. The total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of $1,671,000, which will be amortized over its estimated useful life of fifteen years. The consolidated statement of operations includes a $1.9 million charge taken at the time of the acquisition for acquired research and development costs related to acquired technology that has not reached technological feasibility and that has no alternative future use. In April 1997, the Company acquired Fairfax Communications, Ltd. for $46,500 in cash. See "Note 4 of the Consolidated Financial Statements." Subsequent to the year end, in November 1997, the Company acquired all of the outstanding capital stock of ISC in exchange for 475,000 shares of the Company's Common Stock. See "Note 4 of the Consolidated Financial Statements."

    The Company currently anticipates that, with its current cash balances, amounts available under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Inflation did not have a material impact on the Company's revenues or income from operations in fiscal 1997, 1996 and 1995.

Recently Issued Financial Accounting Standards

    Effective for fiscal 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options. This statement requires footnote disclosure of the pro forma impact on net income and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards was recorded in the income statement. See "Note 12 of the Consolidated Financial Statements."

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had this statement been effective for the years ended September 30, 1997 and 1996, earnings would have been presented as follows:

          Year ended September 30              1997       1996
          -----------------------              ----       ----
          EPS-basic ......................... $0.20      $0.28
          EPS-diluted .......................  0.19       0.27

    In June 1997,  the Financial  Accounting  Standards  Board (FASB) issued two
SFASs: SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As specified by these statements, the Company will apply these statements beginning in fiscal 1999 and reclassify its financial statements for earlier periods provided for comparative purposes.

    SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS 131 establishes standards for the way that the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.

    At this point,  the Company has not  determined  the impact of adopting SFAS
131.

Item 8.  Index to Financial Statements

Advanced Communication Systems, Inc.
                                                                       Page

 Report of Independent Public Accountants............................   21

 Consolidated Balance Sheets as of September 30, 1997 and 1996.......   22

 Consolidated Statements of Operations for the Years Ended September
 30, 1997, 1996 and 1995.............................................   23

 Consolidated Statements of Changes in Stockholders' Equity for the
 Years ended September 30, 1997, 1996 and 1995.......................   24

 Consolidated Statements of Cash Flows for the Years Ended September
 30, 1997, 1996 and 1995.............................................   25

 Notes to Consolidated Financial Statements..........................   26

                    Report of Independent Public Accountants

To the Board of Directors of
Advanced Communication Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Communication Systems, Inc. (a Delaware corporation) and subsidiaries, as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Communication Systems, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Washington, D.C.
November 7, 1997

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                September 30,
                                                         -----------------------
                                                              1997        1996
                                                         ------------ ----------
                                         ASSETS
Current assets:
Cash and cash equivalents ................................   $  2,744  $  1,177
Contract receivables .....................................     17,643     9,987
Other  receivables .......................................        154        69
Income taxes receivable ..................................        529      --
Inventories ..............................................        544      --
Prepaid expenses .........................................        296       208
                                                             --------  --------
  Total current assets ...................................     21,910    11,441
                                                             --------  --------
Property and equipment, net ..............................      1,261       571
Other assets:
Notes receivable, stockholders ...........................       --         443
Other related party receivables ..........................         86       138
Software development costs, net ..........................        950       461
Goodwill, net ............................................      1,706      --
Long-term deferred tax asset .............................        147      --
Other assets .............................................        152        63
                                                             --------  --------
  Total other non-current assets .........................      3,041     1,105
                                                             --------  --------
      Total assets .......................................   $ 26,212  $ 13,117
                                                             ========  ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .........................................   $  3,321  $  2,125
Accrued expenses and other current liabilities ...........      8,838     3,476
Billings in excess of revenue ............................        225       362
Deferred income tax liability ............................       --          91
                                                             --------  --------
   Total current liabilities .............................     12,384     6,054
Line of credit ...........................................       --       2,688
                                                             --------  --------
   Total liabilities .....................................     12,384     8,742

Commitments (Note 13)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding ...........       --        --
Common stock, $.01 par value, 40,000,000 shares
  authorized, 8,975,000 shares issued at September 30,
  1997 and 6,750,000 shares issued at September 30, 1996 .         90        67
Paid-in-capital and accretion ............................     14,409    16,506
Retained (deficit) earnings ..............................       (382)    4,520
Adjustment for redemption value greater than amounts paid
 in by stockholders ......................................       --     (16,438)
Less - Treasury Stock, 2,945,000 shares at September 30,
1997 and 3,017,250 shares at September 30, 1996, at cost .       (289)     (280)
                                                             --------  --------
  Total stockholders' equity .............................     13,828     4,375
                                                             --------  --------
      Total liabilities and stockholders' equity .........   $ 26,212  $ 13,117
                                                             ========  ========


The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED COMMUNICATION SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                            Year Ended September 30,
                                                      ------------------------------------

                                                         1997          1996        1995
                                                      ----------    ----------  ----------


Revenues ............................................   $ 52,194    $ 31,665    $ 23,724

Direct costs ........................................     37,687      19,307      14,815

Indirect, general and administrative expenses .......     11,128      10,253       8,202

Write-off of acquired in-process R & D costs (Note 4)      1,910        --          --
                                                        --------    --------    --------
Income from operations ..............................      1,469       2,105         707

Interest expense ....................................       (136)       (257)       (185)

Other income, net ...................................        153          57          52
                                                        --------    --------    --------
Income before taxes .................................      1,486       1,905         574

Benefit for income taxes ............................       (250)       --          --
                                                        --------    --------    --------
Net income ..........................................   $  1,736    $  1,905    $    574
                                                        ========    ========    ========


Pro forma statements of operations data:
    (unaudited): (Note 2)

       Income before taxes as reported ..............   $  1,486    $  1,905

       Pro forma tax provision ......................        571         743
                                                        --------    --------

       Pro forma net income .........................   $    915    $  1,162
                                                        ========    ========

       Pro forma net income per share ...............   $   0.19    $   0.27
                                                        ========    ========

       Pro forma weighted average shares outstanding       4,767       4,361
                                                        ========    ========


 The accompanying notes are an integral part of these consolidated financial statements.



                       ADVANCED COMMUNICATION SYSTEMS, INC

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                                Adjustment for
                                                                                                 Redemption
                                                                                                Value Greater
                                                   Common Stock                                  Than Amounts
                                             -----------------------     Paid-In     Retained     Paid In by   Treasury
                                                Shares       Amount      Capital     Earnings    Stockholders   Stock      Total
                                             ------------ ---------  -----------   -----------  -------------  ---------- -------
Balance at September 30, 1994 ..............   6,750,000      $67      $  4,864      $ 2,068      ($ 4,796)     ($197)   $  2,006
Net income .................................        --         --          --            574          --         --           574
Sale of treasury stock .....................        --         --          --           --            --            5           5
Purchase of treasury stock .................        --         --          --           --            --          (88)        (88)
Adjustment for redemption value greater
 than amounts paid in by stockholders ......        --         --           593         --            (593)      --           --
                                               ----------     ----      --------     -------       --------      -----    --------
Balance at September 30, 1995 ..............   6,750,000       67         5,457        2,642        (5,389)      (280)      2,497
Net income .................................        --         --          --          1,905          --         --         1,905
Stockholder distributions ..................        --         --          --            (27)         --         --           (27)
Adjustment for redemption value greater
   than amounts paid in by stockholders ....        --         --        11,049        --          (11,049)      --           --
                                               ----------     ----      --------     -------       --------      -----    --------
Balance at September 30, 1996 ..............   6,750,000       67        16,506        4,520       (16,438)      (280)      4,375
Net income .................................        --         --          --          1,736          --         --         1,736
Sale of common stock from initial public
  offering .................................   2,225,000       23        14,341        --             --         --        14,364
Sale of treasury stock .....................        --         --          --          --             --           57          57
Purchase of treasury stock .................        --         --          --          --             --          (66)        (66)
Stockholder distributions ..................        --         --          --        (6,625)          --         --        (6,625)
Translation adjustment .....................        --         --          --           (13)          --         --           (13)
Cancellation of stock repurchase agreements.        --         --       (16,438)       --           16,438       --           --
                                               ----------     ----      --------     -------       --------      -----    --------
Balance at September 30, 1997 ..............   8,975,000      $90      $ 14,409     ($  382)          --        ($289)   $ 13,828
                                               ==========     ====      ========     =======       ========      =====    ========


 The accompanying notes are an integral part of these consolidated financial statements.



                                        ADVANCED COMMUNICATION SYSTEMS, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                             Year Ended September 30,
                                                                       ----------------------------------
                                                                          1997         1996       1995
                                                                       -----------  ---------  ----------
         Cash flow from operating activities:
         Net income....................................................  $1,736       $1,905       $574
         Adjustments to reconcile net income to net cash (used in)
             provided by operating activities-
             Depreciation and amortization.............................     471          402        330
             Write-off of acquired in-process research and development.   1,910          -          -
             Loss on property and equipment............................     -              2          4
             Changes  in  assets and liabilities, net of effects
              from acquisitions:
                 Contract receivables..................................  (9,414)      (5,328)      (282)
                 Other receivables.....................................     (85)         (18)        (3)
                 Prepaid expenses......................................     (84)        (125)       -
                 Income taxes receivable...............................    (636)         -          -
                 Inventories...........................................    (182)         -          -
                 Other related party receivables.......................    (218)         (37)       (53)
                 Long-term deferred tax asset..........................    (147)         -          -
                 Other assets..........................................     (80)         (21)        17
                 Accounts payable......................................     715        1,439       (476)
                 Accrued expenses......................................   4,885        1,874        306
                 Billings in excess of  revenue........................    (502)          79         78
                 Income taxes payable..................................     -             (7)         7
                 Deferred income taxes.................................     (91)         -           (7)
                 Other current liabilities.............................      98          -          -
                                                                       -----------  ---------  ----------
                   Net cash (used in) provided by operating activities.  (1,624)         165        545
                                                                       -----------  ---------  ----------
         Cash flows from investing activities:
         Collection (advances) of notes receivable-stockholders........     443          (50)         7
         Purchases of property and equipment...........................    (678)        (370)      (270)
         Capitalized software development costs........................    (626)         -         (240)
         Acquisitions, net of cash acquired............................  (4,438)         -          -
         Insurance proceeds from loss of property and equipment........     -            -           23
                                                                       -----------  ---------  ----------
                   Net cash used in investing activities...............  (5,299)        (420)      (480)
                                                                       -----------  ---------  ----------
         Cash flows from financing activities:
         Net proceeds from sale of common stock........................  14,364          -          -
         Net (repayments) borrowings under line of credit..............  (2,701)         867       (209)
         Stockholders' distributions...................................  (3,164)         (27)       -
         Purchase of treasury stock....................................     (66)         -          (88)
         Sale of treasury stock........................................      57          -            5
                                                                       -----------  ---------  ----------
                   Net cash provided by (used in) financing activities.   8,490          840       (292)
                                                                       -----------  ---------  ----------

         Net increase (decrease) in cash...............................   1,567          585       (227)
         Cash and cash equivalents, beginning of year..................   1,177          592        819
                                                                       -----------  ---------  ----------

         Cash and cash equivalents, end of period......................  $2,744       $1,177       $592
                                                                       ===========  =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization:

Advanced Communication Systems, Inc. (the "Company") was incorporated in 1987 in the state of Delaware. The Company provides communications and information technology services and solutions, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. The Company focuses its operations in three interrelated areas: communication systems design and support, information technology services and systems integration. Effective August 26, 1997, the Company acquired RF Microsystems, Inc. ("RFM") which became a wholly owned subsidiary of the Company. RFM provides technical and engineering services to the Department of Defense in the areas of communications, navigation, electronic warfare and digital signal systems. RFM has offices in San Diego, Los Angeles and the Washington, DC area.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The  consolidated   financial   statements  include  the  accounts  of  Advanced
Communication Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Pro Forma Net Income Per Share (Unaudited)

Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes at applicable rates as if the Company had not elected S corporation status for the periods indicated. Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during each period.

The pro forma weighted average shares outstanding is based on: (i) the weighted average shares outstanding during the period assuming the dilutive effect of all options outstanding; (ii) stock options issued during the twelve months immediately preceding the offering date (using the treasury stock method and the initial public offering price of $7.50 per share) for all periods presented, through the date of the offering; and (iii) the assumed sale of a sufficient number of shares of the Company's common stock necessary to fund the distribution of all undistributed S corporation earnings in excess of the preceding twelve months earnings, through the date of the offering. (Note 12)

Pro forma fully diluted net income per share approximates primary net income per share for all periods presented.

Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Supplemental Statements of Cash Flows Data

The Company paid income taxes in the amount of $608,000, $14,000 and $1,000 and interest expense of $136,000, $251,000 and $175,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Revenue Recognition

The Company provides services, primarily to the U.S. government, on a contractual basis. Revenue on cost plus fixed fee contracts is recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenue on time and materials contracts is recognized at the contractual rates as labor hours and direct expenses are incurred. Revenue on fixed price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable.

The Company also provides off-the-shelf hardware and software products to the U.S. government under the GSA Schedule Contract and to commercial companies. Related revenue is recognized when products are shipped or when customers have accepted the products, depending on contractual terms.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and contract receivables. The Company maintains cash and cash equivalents in a high credit quality financial institution. The credit risk with respect to accounts receivable is mitigated because the majority of the Company's contract receivables are due from agencies of the U.S. government.

For the years ended September 30, 1997, 1996 and 1995, approximately $48,284,000, $28,607,000, and $23,483,000, respectively, of the Company's revenues were derived from contracts or subcontracts funded by the U.S. government, most of which were funded by the Department of Defense. Government contracts can be terminated at any time by the government without cause, are subject to competitive rebidding process upon expiration, require compliance with various contract procurement regulations and are subject to audit by the Defense Contract Audit Agency and other government auditors.

Cash and Cash Equivalents

Cash  and  cash  equivalents   include  short-term   investments  with  original
maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives, five to seven years, using an accelerated method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease terms.

Software Development Costs

In compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs are capitalized in the accompanying balance sheets. Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Research and Development Expenses

The Company expenses research and development costs as they are incurred. Research and development expenses for all periods presented were not material except for acquired in-process research and development costs (Note 4).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including software development costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of September 30, 1997 and 1996, there has been no impairment in the carrying value of long-lived assets.

Fair Value of Financial Instruments

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities in the accompanying financial statements approximate fair value due to the short maturity of these instruments. Income Taxes

From inception through September 30, 1989, the Company was subject to corporate income taxes. On October 1, 1989, the Company elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code. The Company recorded a deferred tax liability for the built-in gain on the cumulative accrual to cash difference as of September 30, 1989. As of September 30, 1997 and 1996 the remaining deferred tax liability is $0 and $91,000 respectively.

From October 1, 1989 through June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. As a result, no provision for federal and state income taxes has been included in the historical statements of operations prior to June 25, 1997. On June 25, 1997, in connection with the public offering (Note 3), the S corporation status was terminated, thereby subjecting future income of the Company to federal and state income taxes. Subsequent to June 25, 1997, the Company has provided for federal and state income taxes in the statements of operations at the effective tax rates.

3. Initial Public Offering and Distribution to Stockholders

In July 1997, the Company consummated the initial public offering of its common stock (the "Offering"), selling 2,225,000 shares of common stock, including the underwriter's overallotment option of 375,000 shares, for $7.50 per share. The Offering resulted in net proceeds to the Company of approximately $14,400,000 after deducting underwriters discounts and offering expenses payable by the Company. In connection with the Offering, the Company terminated its S corporation election and made distributions to the pre-Offering stockholders of its undistributed S corporation earnings of approximately $6,700,000.

4.   Acquisitions

Effective August 26, 1997, the Company acquired all of the outstanding common stock of RF Microsystems, Inc. ("RFM") for cash consideration of $5,000,000. The acquisition has been accounted for as a purchase, and the financial results of RFM have been included in the results of operations from the date of acquisition. The total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of $1,671,000, which will be amortized over its estimated useful life of fifteen years. The consolidated statement of operations includes a $1,910,000 charge taken at the time of the acquisition for acquired research and development costs related to acquired technology that has not reached technological feasibility and that has no alternative future use.

The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year presented. The charge of $1,910,000 related to the write-off of acquired in-process research and development has been included in the pro forma results for the year ended September 30, 1997. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                     (unaudited)
                                                    September 30,
                                                   1997       1996
                                                  -------   -------
          (in thousands, except per share data)

          Revenues .............................  $58,195   $37,607
          Net income............................    1,048     1,294
          Net income per share..................    $0.22     $0.30


A common group of stockholders held a substantial interest in both Fairfax Communications Limited ("FCL") and the Company. As of September 30, 1996, the Company had a receivable of $54,000 due from FCL for payroll services which the Company performs on its behalf. In April 1997, the Company acquired all the outstanding stock of FCL for $46,500. Revenues and operating income of FCL are not material.

On November 26, 1997, the Company acquired all the outstanding shares of Integrated Systems Control, Inc. ("ISC") pursuant to a Stock Purchase Agreement, dated as of October 31, 1997, by and between the shareholders of ISC. The consideration paid was 475,000 shares of the Company's common stock.

The most recent annual financial statements of ISC (at December 31, 1996) disclose revenues of $11,123,000, net income of $301,000 and total assets of $5,098,000. The Company is in the process of determining the appropriate accounting treatment (purchase or pooling-of-interests) for this business combination. However, management believes that the application of either method would not produce materially different results in future periods.





5.  Contract Receivables:

Contract receivables consist of the following:

                                                           September 30,
                                                          1997       1996
                                                         -------    ------
                                                           (in thousands)

     U.S. government:
       Amounts billed .................................  $ 2,927    $4,103
       Recoverable costs and accrued profit on
         progress completed; not billed ...............   11,860     5,187
                                                         -------    ------
           Subtotal ...................................   14,787     9,290
     Commercial customers:
       Amounts billed .................................      904       123
       Recoverable costs and accrued profit on
         progress completed; not billed ...............    1,952       574
                                                         -------    ------
           Subtotal ...................................    2,856       697
                                                         -------    ------
           Total ......................................  $17,643    $9,987
                                                         =======    ======

6.  Property and Equipment:

Property and equipment consist of the following:

                                                           September 30,
                                                          1997       1996
                                                         ------     ------
                                                          (in thousands)
     Furniture and equipment .......................     $2,575     $1,561
     Leasehold improvements ........................         18         13
                                                         ------     ------
                                                          2,593      1,574
     Less -- Accumulated depreciation and
     amortization ..................................      1,332      1,003
                                                         ------     ------
     Total property and equipment, net .............     $1,261     $  571
                                                         ======     ======

7.  Software Development Costs:

Software development costs consist of the following:

                                                           September 30,
                                                          1997        1996
                                                         ------       ----
                                                          (in thousands)
     Cost ............................................   $1,311       $685
     Accumulated amortization ........................      361        224
                                                         ------       ----
     Total software development costs, net ...........   $  950       $461
                                                         ======       ====

Software development costs capitalized were $626,000 and $0 in the years ended September 30, 1997 and 1996, respectively. Amortization expense for the years ended September 30, 1997, 1996 and 1995 was $137,000, $137,000, $88,000
respectively.

8.  Accrued Expenses:

Accrued expenses consist of the following:

                                                           September 30,
                                                          1997       1996
                                                         ------     ------
                                                           (in thousands)
     Accrued salaries, benefits and related taxes....    $  984     $  833
     Accrued vacation................................       543        411
     Accrued bonuses.................................       310        387
     Accrued subcontractor costs.....................     6,579      1,726
     Other...........................................       422        119
                                                         ------     ------
     Total accrued expenses..........................    $8,838     $3,476
                                                         ======     ======

9.  Related-Party Transactions (See Note 4)

In 1993, the Company entered into a ten-year lease with a real estate management company ("10089 Management") to lease its headquarters facility. The owners of 10089 Management include the principal stockholders of the Company. The lease, which expires on August 31, 2003, requires current rental payments of approximately $26,000 per month, increased annually based on the Consumer Price Index.

10089 Management purchased the headquarters facility, using in part a loan of $1,125,000 from a third party lender, which was guaranteed by the Company. In March 1997, the loan agreement was amended to cancel the guarantee upon the initial public offering resulting in net proceeds to the Company of at least $10,000,000. The remaining purchase price was financed through promissory notes from various stockholders due to the Company. Accordingly, this guarantee was terminated upon the closing of the initial public offering in July 1997. The mortgage requires monthly principal payments of $6,000 plus interest and a balloon payment for the balance of $750,000 in 1998. The outstanding balance as of September 30, 1997 and 1996, was $818,750 and $894,000 respectively.

Stockholders' notes receivable at September 30, 1997 and 1996 were $0 and $443,000, respectively. The loans bore interest at rates ranging from 7.0% to 8.75% per annum and had maturity dates ranging from 1998 to 2001. Interest was due annually on the anniversary date of the loans, with principal due at maturity. One loan for $50,000 was secured by a lien on real estate. Accrued interest receivable at September 30, 1997 and 1996 of $0 and $83,000, respectively, is included in related party receivables in the accompanying balance sheets. All of the stockholder notes receivable and the related interest receivables were repaid at the time of the initial public offering.

The Company also provides  management  services for 10089 Management at no cost.
Included  in  other  related-party   receivables  are  amounts  due  from  10089
Management for reimbursable operating expenses paid for by the Company.

10.  Line of Credit:

The Company has a line of credit arrangement with a commercial bank under which it may borrow up to a maximum of $5,000,000. The borrowings are limited to 80% of the eligible receivables, as defined, and 90% of eligible government receivables, as defined, and are secured by all assets including inventory, contract receivables and intangibles. The line bears interest, payable monthly, at the bank's prime rate plus a percentage, not more than 0.25% and currently zero. The agreement contains various covenants requiring the Company to maintain certain financial ratios, each as defined, including tangible net worth, liabilities to tangible net worth, funded debt to operating cash flow and debt service. The agreement also restricts the payment of dividends. The line of credit arrangement expires on February 28, 1998.

At September 30, 1997, and 1996 , the Company had $0 and $2,688,000 , respectively, outstanding under this arrangement. For the years ended September 30, 1997, 1996 and 1995, interest expense under this line of credit was $136,000, $249,000 and $185,000, respectively, at weighted average interest rates of 8.75%, 8.87% and 9.20% respectively.

11. Income Taxes

Following the completion of the Offering, the Company became subject to federal and state income taxes. The following unaudited pro forma information has been determined based upon the provisions of SFAS No. 109. This information reflects income tax expense (benefit) that the Company would have incurred had it been subject to federal and state income taxes.


                                                        (unaudited)
                                                  Years ended September 30,
                                                  -------------------------
                                                      1997        1996
                                                    ---------   ---------

     Pro forma income tax provision (benefit)           (in thousands)
     Current
       Federal ..............................         $ 521       $ 708
       State ................................            75          87
     Deferred ...............................           (25)        (52)
                                                      -------     -------
                                                      $ 571       $ 743
                                                      =======     =======

The provision for income taxes results in effective rates which differ from the federal statutory rate as follows:

                                                        September 30,
                                                             1997
                                                      ---------------

     Statutory federal income tax rate...............       34.0%
     State income taxes, net of federal tax benefit..        4.9%
     Other...........................................       (0.5%)
                                                      ---------------
                                                            38.4%
                                                      ===============

As of September 30, 1997, the Company had net operating loss carryforwards of approximately $1,007,000, which expire in the year 2012. The benefits of there carryforwards may be limited in the future in the event of significant changes in the ownership of the Company. Net operating loss carryforwards may be used to offset up to 90% of the Company's alternative minimum taxable income. The provision for the alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event regular tax exceeds alternative minimum tax expense.

Under the provisions of SFAS No. 109, the tax effect of the net operating loss carryforwards, together with net temporary differences, represents a net deferred tax asset for which management has reserved 100% of the operating loss carryforward. These carryforwards will be benefited for financial reporting purposes when utilized to offset future taxable income. The components of the net deferred tax assets are as follows:

                                                       September 30,
                                                            1997
                                                      ----------------

                                                       (in thousands)
     Deferred tax assets
       Net operating loss carryforwards..............       $386
       Acquired in-process R and D write-off.........        729
       Cash to accrual adjustment....................        607
       Accrued vacation..............................        116
       Other.........................................        191
                                                      ----------------
                                                           2,029
                                                      ----------------
     Deferred tax liabilities
       Unbilled receivables..........................     (1,143)
       Capitalized software development costs........       (307)
       Other.........................................        (46)
                                                      ----------------
                                                          (1,496)
                                                      ----------------
     Net deferred tax asset..........................        533
     Valuation allowance.............................       (386)
                                                      ----------------
     Long-term deferred tax asset....................       $147
                                                      ================




12.  Stockholders' Equity:

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

Stock Redemption Agreements

All of the outstanding shares of common stock and options, upon exercise, were subject to Stock Redemption Agreements. Under certain circumstances, the Company was required to buy back the stock at a price equal to fair value, as determined by the Board of Directors. Adjustment for redemption value greater than amounts paid in by stockholders represents the change in the redemption value per share of outstanding Common Stock in each period. The redemption value per share, based on the fair market value, was $4.44 and $1.48 as of September 30, 1996 and 1995, respectively. The Stock Redemption Agreements were terminated in connection with the initial public offering and the corresponding accretion was removed. All treasury stock purchases were a result of the provisions of these Stock Redemption Agreements.

Stock Plans and Agreements

The 1997 Stock  Incentive  Plan of the Company  (the "1997 Plan") was adopted by the Company's Board of Directors effective March 1997 and by the Company's stockholders on March 25, 1997. The Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 450,000 shares of Common Stock to participants in the 1997 Plan. The 1997 Plan has a term of 10 years. Options granted under the 1997 Plan can have an exercise period of up to 10 years. The 1997 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1997 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution. At September 30, 1997, 341,200 shares are available for grant under this plan.

The 1996 Stock Incentive Plan of the Company (the "1996 Plan") was adopted by the Company's Board of Directors and approved by the Company's stockholders effective July 1996. The Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 337,500 shares of Common Stock to participants in the 1996 Plan. The 1996 Plan has a term of 10 years. Options granted under the 1996 Plan can have an exercise period of up to 10 years. The 1996 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1996 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution. The Board of Directors granted 337,500 options under this plan and has determined not to grant any additional awards under the 1996 Plan.

In 1996, the Board of Directors granted options under the 1996 Plan to purchase 148,500 shares of Common Stock. These options have an exercise price of $4.44 per share and become exercisable in three equal annual increments beginning on October 1, 1997, and the options expire on the earlier of January 1, 2000 or termination of employment.

On January 2, 1997, the Company granted a stock option under the 1996 Plan to purchase 115,000 shares of Common Stock. The option has an exercise price of $6.50 per share, a term of eight years and becomes exercisable in four equal annual installments beginning on January 1, 1998. This option has been included in the weighted average shares outstanding computation for all periods presented.

In 1997, the Board of Directors granted options under the 1997 Plan to purchase 108,800 shares of Common Stock. These options have an average exercise price of $8.10 per share and become exercisable in three equal increments and expire after seven years or upon termination of employment.

The Company has entered into nonqualified option agreements with various employees. The per share exercise price of such options was at least 100% of the fair market value, as determined by the Board of Directors, of a share of Common Stock as of the respective dates of grant.

In 1993, the Board of Directors granted options to purchase 101,250 shares of Common Stock to various employees. The employees were fully vested in the options upon granting, and the options expire on the earlier of January 1, 1998 or termination of employment. As of September 30, 1997, 1996 and 1995, these options were exercisable in the amounts of -0-, 81,000 and 81,000 shares, respectively. All sales of treasury stock were a result of the exercise of options.

The following table summarizes the activity of all the Company's stock options:

                                                                      Weighted
                                                                       Average
                                                           Exercise     Price
                                               Number      Price per     per
                                             of Shares       Share      Share
                                             ---------     ---------  --------
  Shares under option, September 30, 1994 ..    87,750         0.70       0.70
    Options exercised.......................    (6,750)        0.70       0.70
                                             ---------     ---------  --------
  Shares under option, September 30, 1995 ..    81,000         0.70       0.70
    Options granted.........................   148,500         4.44       4.44
    Options exercised.......................       -           0.70       0.70
                                             ---------     ---------  --------
  Shares under option, September 30, 1996 ..   229,500      0.70-4.44     3.12
    Options granted.........................   115,000         6.50       6.50
    Options granted.........................   108,800      7.50-9.875    8.10
    Options exercised ......................   (81,000)        0.70       0.70
    Options forfeited.......................   (13,500)        4.44       4.44
                                              --------     ---------  --------
  Shares under option, September 30, 1997 ..   358,800    $0.70-$9.875   $6.21
                                              ========     =========  ========

Options outstanding at September 30, 1997 had a weighted average remaining contractual life of 4.9 years. The fair value per share of all options issued in 1997, estimated on the date of grant using the Black-Scholes option pricing model, is $4.85.

The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, effective for the Company's September 30, 1997 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. No compensation cost has been recognized for its stock plans based on the intrinsic value of the stock options at date of grant (i.e., the difference between the exercise price and the fair value of the Common Stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method of FASB Statement 123, the Company's pro forma net income and pro forma net income per share would have been reduced to the amounts indicated below:

                                                   Year Ended
                                                  September 30,
                                                      1997
                                                  -------------
     Pro forma net income (in thousands) --
       As reported .............................     $ 915
       SFAS No. 123 pro forma ..................     $ 826
     Pro forma net income per share --
       As reported .............................     $0.19
       SFAS No. 123 pro forma ..................     $0.17


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996: no dividend yield; expected volatility of 57.6%; risk-free interest rates of approximately 6.4%; and average expected lives of 7.5 years. The volatility factor was based on the volatility percentage of comparable publicly traded companies because the Company, as a private company, does not have a sufficient history of stock transactions.

13.  Commitments:

Lease Commitments

The Company leases office space and equipment under various operating lease agreements expiring through August 2003. Most leases include a provision for annual rent adjustments based on changes in various economic indices. Future minimum lease payments under noncancelable operating leases as of September 30, 1997, were as follows:


       Year Ended
      September 30,                        (in thousands)
     ---------------                       --------------
     1998................................     $ 1,146
     1999................................       1,070
     2000................................         737
     2001................................         465
     2002................................         326
     Thereafter .........................         299
                                           --------------
        Total                                  $4,043
                                           ==============

During 1993, the Company entered into a lease agreement for office space with a related party which includes the principal stockholders of the Company (Note 9). For the years ended September 30, 1997, 1996 and 1995, rent expense related to this lease totaled $257,000, $309,000 and $299,000, respectively. Amounts representing aggregate rent expense on all operating leases, excluding the related party lease, totaled $1,066,000, $1,183,000 and $1,014,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Profit-Sharing Plan

The Company provides a profit-sharing plan (401(k) plan) which covers substantially all employees. Under the terms of the plan, the Company may make discretionary profit-sharing contributions and discretionary matching contributions, each determined annually by the Board of Directors. Contributions charged to expense for the years ended September 30, 1997, 1996 and 1995, were $236,000, $368,000, $320,000, respectively.

14.  Subsequent Events:

Acquisition

    As discussed in Note 4, on November 26, 1997, the Company acquired all the outstanding shares of ISC.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1998, or shall be filed by amendment to this Form 10-K on or prior to such date.

Item 11.  Executive Compensation.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1998, or shall be filed by amendment to this Form 10-K on or prior to that date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1998, or shall be filed by amendment to this Form 10-K on or prior to that date.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1998, or shall be filed by amendment to this Form 10-K on or prior to that date.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1.  Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets as of September 30, 1997 and 1996

           Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

     (a)  2.  Financial Statement Schedules:

           All  schedules  are omitted  because they are not  applicable  or the
           required   information  is  shown  in  the   Consolidated   Financial
           Statements or the notes thereto under Item 8.

     (a)  3.  Exhibits:

                  Exhibit
                     No.                    Description
                  -------                   -----------
                   3.1 --  Certificate of  Incorporation of the Company.**
                   3.2 --  Bylaws of the Company.**
                   3.3 -- Amended and Restated Certificate of Incorporation of the Company.***
                   3.4 --  Amended and Restated Bylaws of the Company.***

                  10.1 -- Employment Agreement, dated June 18, 1993, between the Company and Warren C. Willis.**
                  10.2 -- Employment Agreement, dated as of January 2, 1997, between the Company and Dev Ganesan.**
                  10.3 --  1996 Stock Incentive  Plan.***
                  10.4 --  1997 Stock Incentive  Plan.****
                  10.5 -- Form of Indemnity Agreement between the Company and each of its directors and executive officers.****
                  10.6 -- Revolving Credit and Security Agreement and Revolving Promissory Note, dated as of March 1, 1997, between First Union Commercial Corporation and the Company.**
                  10.7 -- Lease Agreement, dated July 16, 1993, including Amendment 1, dated December 1, 1993, Amendment 2, dated January 15, 1994, and Amendment 3, dated March 15, 1994.**
                  10.8 -- Contract No.N00039-96-C-0066, effective March 14, 1996, by and between the Company and Space and Naval Warfare Systems Command.** +
                  10.9 -- Contract No. N00039-96-C-0097, effective August 29, 1996, by and between the Company and Space and Naval Warfare Systems Command.** +
                 10.10 -- Form of Tax Indemnification Agreement to be entered into by the Company and each of its existing Stockholders.*****
                 10.11 --  Stockholders Agreement.***
                 10.12 -- Stock Purchase Agreement by and between Advanced Communication Systems, Inc. and REMEC Inc., dated as of August 26, 1997.******
                 10.13 -- Stock Purchase Agreement by and between Advanced Communication Systems, Inc. and the Shareholders of Integrated Control Systems, Inc., dated as of October 31, 1997.*******
                 11.1  --  Computation of Per Share  Earnings.*
                 21.1  --  List of Subsidiaries  of the  Registrant.*
                 23.1  --  Consent of Arthur Andersen LLP.*
                 27.1  --  Financial Data Schedule for year ended September 30,
                           1997. (For SEC purposes only).*
         ----------------------
                             *  Filed herewith.
                            ** Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the SEC on March 26, 1997.
                           *** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1
                                (File No.333-23959) filed by the Company with the SEC on May 6, 1997.
                          **** Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1
                                (File No.333-23959) filed by the Company with the SEC on May 30, 1997.
                         ***** Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1
                                (File No.333-23959) filed by the Company with the SEC on June 25, 1997.
                        ****** Incorporated by reference to Current Report on Form 8-K filed by the Company with the SEC on September 26, 1997.
                       ******* Incorporated by reference to Current Report on Form 8-K filed by the Company with the SEC on December 5, 1997.
                             + Confidential treatment has been granted for certain portions of this exhibit.

     (b)   Reports on Form 8-K

     On September 3, 1997, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting that on August 26, 1997 it signed a definitive agreement to acquire RF Microsystems, Inc., a wholly owned subsidiary of REMEC, Inc. for $5.0 million in cash.

     On September 26, 1997, the Company filed a current report on Form 8-K pursuant to Item 2 thereof, reporting that on September 12, 1997, it acquired all the outstanding shares of RF Microsystems, Inc., from REMEC, Inc., pursuant to a Stock Purchase Agreement, dated August 26, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fairfax, Virginia on December 29, 1997.


                                  ADVANCED COMMUNICATION SYSTEMS, INC.


                                      By: /s/ George A. Robinson
                                      ----------------------------
                                               George A. Robinson
                                Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature               Title                           Date
          -----------           -----------                      --------

 /s/  George A. Robinson      Chairman, President             December 29, 1997
 -----------------------   and Chief Executive Officer
      George A. Robinson  (Principal Executive Officer)

 /s/  Dev Ganesan          Executive Vice President,          December 29, 1997
 ----------------           Chief Financial Officer
      Dev Ganesan               and Treasurer
                           (Principal Financial and
                             Accounting Officer)

 /s/  Charles R. Collins          Director                    December 29, 1997
 -----------------------
      Charles R. Collins

 /s/  Thomas A. Costello          Director                    December 29, 1997
 -----------------------
      Thomas A. Costello

 /s/  Charles G. Martinache       Director                    December 29, 1997
 --------------------------
      Charles G. Martinache

 /s/  Wayne Shelton               Director                    December 29, 1997
 --------------------------
      Wayne Shelton

                                INDEX TO EXHIBITS

                  Exhibit
                   No.            Description

                  11.1     -- Computation of Per Share Earnings.
                  21.1     -- List of Subsidiaries of the Registrant.
                  23.1     -- Consent of Arthur Andersen LLP.
                  27.1     -- Financial  Data Schedule for year ended  September
                              30, 1997. (For SEC purposes only).