Form 10-Q
period 1997-12-31
ADVANCED COMMUNICATION SYSTEMS INC
filed 1998-02-17
CIK 1035104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1997

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the Transition
                   Period from_____________ to_______________

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

                                 (703) 934-8130
               Registrant's telephone number, including area code:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

As of the close of business on December 31, 1997, the registrant had outstanding 6,514,000 shares of Common Stock, par value $.01 per share.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                          PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of December 31, 1997
         and September 30, 1997                                             3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended December 31, 1997 and 1996                            4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended December 31, 1997 and 1996                            5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  11

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                               December 31,       September 30,
                                                   1997               1997
                                               -------------      ------------
                                     ASSETS              (Unaudited)
Current assets:
Cash and cash equivalents.....................        $251            $2,744
Contract receivables..........................      22,713            17,643
Other receivables.............................         151               154
Income taxes receivable.......................         309               529
Prepaid expenses..............................         349               296
Inventories...................................         614               544
                                               -------------      ------------
  Total current assets........................      24,387            21,910
                                               -------------      ------------
Property and equipment, net...................       4,792             1,261
Other assets:
Other related party receivables...............         118                86
Goodwill, net.................................       2,839             1,706
Software development costs, net...............       1,155               950
Deferred tax asset............................         147               147
Other assets..................................         201               152
                                               -------------      ------------
  Total other non-current assets..............       4,460             3,041
                                               -------------      ------------
   Total assets...............................     $33,639           $26,212
                                               =============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt.............      $1,964           $     -
Accounts payable..............................       2,137             3,321
Accrued expenses and other liabilities........       7,827             8,838
Billings in excess of revenue.................         243               225
                                               -------------      ------------
Total current liabilities.....................      12,171            12,384
Long-term debt................................       2,512                 -
Deferred income taxes.........................       1,141                 -
                                               -------------      ------------
  Total liabilities...........................      15,824            12,384
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000
 shares authorized, no shares issued and
 outstanding..................................           -                 -
Common stock, $.01 par value, 40,000,000
  shares authorized, 9,450,000 shares issued
  at December 31,1997 and  8,975,000
  shares issued at September 30,1997..........          95                90
Paid-in-capital...............................      17,693            14,409
Retained earnings.............................         276              (382)
Less - Treasury stock, 2,936,000 shares at
  December 31, 1997 and 2,945,000 shares at
  September 30, 1997..........................        (249)             (289)
                                               -------------      ------------
  Total stockholders' equity..................      17,815            13,828
                                               -------------      ------------
   Total liabilities and stockholders'equity..     $33,639           $26,212
                                               =============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                     Three months ended
                                                        December 31,
                                                  -------------------------
                                                      1997         1996
                                                  ------------ ------------
                                                        (Unaudited)

  Revenues.....................................      $14,170      $9,066

  Direct costs.................................        9,131       6,038

  Indirect, general & administrative...........        3,933       2,442
                                                  ------------ ------------

  Income from operations.......................        1,106         586

  Other expense................................          (78)        (48)
                                                  ------------ ------------
  Income before taxes..........................        1,028         538

  Income tax expense...........................          374           -
                                                  ------------ ------------
  Net income...................................         $654        $538
                                                  ============ ============

  Net income per share - basic.................        $0.10
                                                  ============
  Net income per share - diluted...............        $0.10
                                                  ============


  Weighted average shares outstanding - basic...       6,352
                                                  ============
  Weighted average shares outstanding - diluted.       6,480
                                                  ============

  Pro forma statement of operations data:
    Net income as reported......................                    $538
    Pro forma income tax provision (Note 1).....                     210
                                                                ------------
    Pro forma net income........................                    $328
                                                                ============

    Pro forma net income per share - basic......                   $0.08
                                                                ============
    Pro forma net income per share - diluted....                   $0.08
                                                                ============

    Pro forma weighted average shares
       outstanding - basic......................                   4,246
    Pro forma weighted average shares                           ============
       outstanding -diluted.....................                   4,346
                                                                ============

Note 1 - Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects taxes based on applicable rates as if the Company has not elected S corporation status for the period presented.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Three months ended
                                                        December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
                                                          (Unaudited)
  Cash flow from operating activities:
  Net income.....................................     $654           $538
  Adjustments to reconcile net income to net
     cash provided by operating activities-
     Depreciation and amortization...............      187             99
     Changes in assets and liabilities:
        Contract receivables.....................   (1,661)          (532)
        Other receivables........................        3            (68)
        Income taxes receivable..................      220              -
        Prepaid expenses.........................     (133)            31
        Inventories..............................      (70)             -
        Other related party receivables..........      (32)             6
        Other assets.............................      (10)          (193)
        Accounts payable.........................   (1,142)        (1,580)
        Accrued expenses.........................   (2,023)         1,328
        Billings in excess of revenue............       18             35
                                                 ------------   ------------
        Net cash used in operating activities...    (3,989)          (336)
                                                 ------------   ------------

      Cash flows from investing activities:
      Purchases of property and equipment........     (235)          (187)
      Capitalized software development costs.....     (239)             -
                                                 ------------   ------------
        Net cash used in investing activities....     (474)          (187)
                                                 ------------   ------------

      Cash flows from financing activities:
      Net costs incurred in sale of common stock.      (11)             -
      Net repayments from borrowings.............      (20)             -
      Net proceeds under lines of credit.........    1,961            229
      Sale of treasury stock.....................       40             19
                                                 ------------   ------------
        Net cash provided by financing activities    1,970            248
                                                 ------------   ------------
      Net decrease in cash.......................   (2,493)          (275)
      Cash and cash equivalents, beginning of
           period................................    2,744          1,177
                                                 ------------   ------------
      Cash and cash equivalents, end of period...     $251           $902
                                                 ============   ============
      Income taxes paid..........................     $119             $0
                                                 ============   ============
      Interest paid..............................      $78            $62
                                                  ===========   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 1997 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in the Company's Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

3.   Provision for Income Taxes

Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. As a result, no provision for federal or state income taxes has been included in the historical statements of operations prior to June 25, 1997. On June 25, 1997, in connection with the initial public offering the S corporation status was terminated, thereby subjecting future income of the Company to federal and state income taxes at the corporate level. Subsequent to June 25, 1997, the Company has provided for federal and state income taxes in the statements of operations based on the effective tax rate.

4.   Pro Forma Net Income Per Share

Pro forma net income is based on the assumption that the Company's S corporation status was terminated at the beginning of the year. Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period.

5.  Recently Issued Financial Accounting Standards

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for the three months ended December 31, 1997. SFAS No. 128 requires the Company to present basic and diluted net income per share on the face of the income statement.
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period end plus the assumed exercise of all dilutive securities, such as stock options. Diluted net income per share for the periods presented is not materially different for net income per share reported under Accounting Principles Board Opinion No. 15.

6. Acquisition

Effective October 31, 1997, the Company acquired all of the outstanding shares of common stock of Integrated Systems Control, Inc. ("ISC"), in exchange for 475,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated among the acquired assets in accordance with the provisions of Accounting Principles Board Opinion No. 16. The excess of the purchase price over the fair market value of the assets acquired is being classified as intangible assets, principally goodwill, and will be amortized over its estimated useful life of 30 years.

The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                        (unaudited)
                                                       September 30,
                                                   1997              1996
                                             ---------------    --------------
     (in thousands, except per share data)

  Revenues................................       $64,374            $42,352
  Net income..............................        $1,168             $1,433
  Net income per share - basic............         $0.23              $0.31
  Net income per share - diluted..........         $0.22              $0.30




7. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 1997:

                                                             Balance at
                                                            December 31,
                                                                1997
                                                          ----------------
 Lines of credit:                                          (in thousands)
   Lines of credit with commercial banks, interest
   ranges from prime to prime plus  one-half
   percent,  maximum  borrowing of $6.5  million,
   secured by all assets, expiring in February
   1998 and January 1999..............................         $2,595

 Long-term debt:
   Note payable to bank, interest at 9.9%, due
   February 2005, secured by a First Deed of
   Trust on an office building........................            974

   Note payable to Urban Business Development
   Corporation, interest at 8.575%, due January 2015,
   guaranteed by the Small Business Administration
   and secured by a Second Deed of Trust on an office
   building...........................................            701

   Note payable to bank, interest at 9.25%, due April
   2000, secured by accounts receivable, equipment
   and other assets....................................           158

   Note payable to bank, interest at 8.75%, due April
   1999, secured by accounts receivable, equipment
   and other assets....................................            48
                                                           ----------------
                                                                4,476
       Less current maturities.........................        (1,964)
                                                           ----------------
                                                               $2,512
                                                           ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the "Risk Factors" section of the Company's final prospectus dated June 27, 1997, as filed with the Securities and Exchange Commission. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:


                                                    Three Months
                                                  Ended December 31,
                                          ---------------------------------
                                              1997             1996
                                          ------------     ------------

   Revenues.............................     100.0  %         100.0  %
   Direct costs.........................      64.4             66.6
   Indirect, general and administrative.      27.8             26.9
                                          ------------     ------------
   Income from operations...............      7.8              6.5
   Other expense, net...................     (0.6)            (0.6)
                                          ------------     ------------
   Income before taxes..................      7.2              5.9
   Provision for income taxes...........      2.6                -
                                          ------------     ------------
   Net income...........................      4.6  %           5.9  %
                                          ============     ============

   Pro forma tax provision..............                       2.3

   Pro forma net income.................                       3.6  %
                                                           ============


Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Revenues increased 56.3%, or $5.1 million, to $14.2 million for the three months ended December 31, 1997, from $9.1 million for the same period in 1996. The increase was principally due to an increase in revenues from communication systems, primarily under contracts with the U.S. Navy, resulting from the Company's acquisitions of RF Microsystems, Inc. and ISC.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $9.1 million for the three months ended December 31, 1997 from $6.0 million for the same period in 1996 due primarily to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, decreased to 64.4% for the three months ended December 31, 1997 from 66.6% for the same period in 1996, primarily due to a decrease in the proportion of revenues coming from systems integration services. These services have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expense increased to $3.9 million for the three months ended December 31, 1997 from $2.4 million for the same period in 1996. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, increased to 27.8% from 26.9% for the three months ended December 31, 1997, due to the higher proportion of communication systems revenues, which typically have higher associated indirect expenses.

Income from operations increased 88.7%, to $1.1 million for the three months ended December 31, 1997, from $586,000 for the same period in 1996, primarily due to increased communication systems revenues from U.S. Navy contracts. As a percentage of revenues, income from operations increased to 7.8% for the three months ended December 31, 1997, from 6.5% for the comparable period in the prior year, principally attributable to increased revenues from fixed price and time-and-materials type contracts which typically carry higher margins.

Other expense, net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $89,000 and $64,000 for the three month periods ended December 31, 1997 and 1996, respectively. Interest income was $11,000 and $16,000 for the three months ended December 31, 1997 and 1996, respectively.

The Company's effective tax rate was 36.4% for the three months ended December 31, 1997. The Company's pro forma effective tax rate was 39.0% for the three months ended December 31, 1996.

Liquidity and Capital Resources

The Company used cash from operating activities of $4.0 million for the three months ended December 31, 1997, resulting primarily from net income, increases in contract receivables and decreases in accrued expenses and accounts payable. The increase in contract receivables was due to increased revenues from the two large U.S. Navy contracts awarded to the Company during fiscal 1997. For the three months ended December 31, 1996, the Company used cash from operating activities which amounted to $336,000, resulting primarily from net income, increases in contract receivables, decreases in accounts payable and partially offset by increases in accrued expenses.

The principal use of cash for investing activities was for the purchase of computers and equipment. These purchases totaled $235,000 and $187,000 for the three months ended December 31, 1997 and 1996, respectively. Further, the Company invested $239,000 in software development costs for its latest Microsoft Exchange-based product, ISALTS 2000, in the three months ended December 31, 1997.

The Company currently has a lines of credit with commercial banks under which it can borrow up to a maximum of $6.5 million. As of December 31, 1997, $2.6 million was outstanding under these facilities. One of the Company's lines of credit for $5.0 million is due to expire in February 1998. The Company is in the process of replacing this facility.

PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibit 11.1        Statement Regarding Computation of
                                        Per Share Earnings

                    Exhibit 11.2 Statement Regarding Computation of Pro Forma Per Share Earnings

                    Exhibit 27.1        Financial Data Schedule


              (b) (i) On November 17, 1997, the Company filed a current report on Form 8-K, Item 2, containing a press release dated November 6, 1997, reporting that the Company signed a definitive agreement to acquire all the outstanding shares of Integrated Systems Control, Inc. in exchange for 475,000 shared of its common stock.

                    (ii) On November 25, 1997, the Company filed a current report on Form 8-K/A, containing the financial statements and pro forma financial information required by Item 7 of Form 8-K with respect to the September 12, 1997 acquisition of all the outstanding shares of RF Microsystems, Inc. from REMEC, Inc.

                    (iii) On December 5, 1997, the Company filed a current report on Form 8-K, Item 5, reporting that on November 29, 1997, it completed the acquisition of Integrated Systems Control, Inc. pursuant to a Stock Purchase Agreement dated October 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  February 17, 1998                  ADVANCED COMMUNICATION SYSTEMS, INC.



                                                 /S/ George A. Robinson
                                          ------------------------------------
                                                   George A. Robinson
                                                   Chairman, President
                                                and Chief Executive Officer


                                                     /S/ Dev Ganesan
                                          ------------------------------------
                                                       Dev Ganesan
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer