Form 10-Q
period 1998-03-31
ADVANCED COMMUNICATION SYSTEMS INC
filed 1998-05-15
CIK 1035104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
                           Transition Period from to .

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

As of the close of business on April 15, 1998, the registrant had outstanding 6,554,000 shares of Common Stock, par value $.01 per share.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                      PAGE

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets as of
                March 31, 1998 and September 30, 1997                   3


                Condensed Consolidated Statements of Operations
                for the Three Months and Six Months Ended March
                31, 1998 and 1997                                       4

                Condensed Consolidated Statements of Cash Flows
                for the Six Months Ended March 31, 1998 and 1997        5

                Notes to Condensed Consolidated Financial Statements    6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders    13
Item 6.         Exhibits and Reports on Form 8-K                       13

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                     March 31,     September 30,
                                                       1998            1997
                                                   ------------    ------------
                                        ASSETS
Current assets:
Cash and cash equivalents.........................      $802          $2,744
Contract receivables..............................    27,440          17,643
Other receivables.................................       621             154
Income taxes receivable...........................         -             529
Prepaid expenses..................................       805             296
Inventories.......................................       677             544
                                                   ------------   ------------
   Total current assets...........................    30,345          21,910
                                                   ------------   ------------
Property and equipment, net.......................     5,157           1,261

Other assets:
Other related party receivables...................       152              86
Software development costs, net...................     1,568             950
Intangibles, net..................................    19,333           1,706
Long-term deferred tax asset......................         -             147
Other non-current assets..........................       233             152
                                                   ------------    ------------
   Total other assets.............................    21,286           3,041
                                                   ------------    ------------
      Total assets................................   $56,788         $26,212
                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt.................       $84            $  -
Accounts payable..................................     2,325           3,321
Accrued expenses and other current liabilities....     9,224           8,838
Billings in excess of revenue.....................       245             225
Income taxes payable..............................       331               -
                                                   ------------    ------------
   Total current liabilities......................    12,209          12,384
Long-term debt....................................    24,846               -
Deferred income tax liability.....................       778               -
                                                   ------------    ------------
   Total liabilities..............................    37,833          12,384
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding....         -               -

Common stock,  $.01 par value,  40,000,000 shares
  authorized, 9,450,000 shares issued at March
  31, 1998 and 8,975,000 shares issued at
  September 30,1997...............................        95              90
Paid-in-capital...................................    17,692          14,409
Retained earnings (deficit).......................     1,205            (382)

Less - Treasury stock, 2,901,625 shares at March
  31, 1998 and 2,945,000 shares at
  September 30, 1997..............................       (37)           (289)
                                                   ------------    ------------
   Total stockholders' equity.....................    18,955          13,828
                                                   ------------    ------------
      Total liabilities and stockholders' equity...  $56,788         $26,212
                                                   ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)
                                                                  Three Months Ended        Six Months Ended
                                                                       March 31                 March 31
                                                                  1998          1997       1998         1997
                                                               ----------    --------    ---------   ----------
     Revenues................................................    $18,380      $12,064      $32,550       $21,130

     Direct costs............................................     11,859        8,708       20,990        14,746

     Indirect, general and administrative expenses...........      4,888        2,583        8,821         5,025
                                                               ----------    --------    ---------   ----------
     Income from operations..................................      1,633          773        2,739         1,359

     Interest expense........................................       (289)         (71)        (378)         (134)

     Other income, net.......................................          4           29           15            44
                                                               ----------    ---------    --------   -----------
     Income before taxes.....................................      1,348          731        2,376         1,269

     Provision for income taxes..............................        505            -          879             -
                                                               ----------    ---------    --------    ----------
     Net income..............................................       $843         $731       $1,497        $1,269
                                                               ==========    =========    ========    ==========

     Net income per share-basic..............................      $0.13                     $0.23
                                                               ==========                 ========
     Net income per share-diluted............................      $0.13                     $0.23
                                                               ==========                 ========

     Weighted average shares outstanding-basic...............      6,524                     6,438
                                                               ==========                 ========
     Weighted average shares outstanding-diluted.............      6,636                     6,558
                                                               ==========                 ========

     Pro forma statements of operations data

     Income before taxes as reported.........................                    $731                     $1,269
     Pro forma income tax provision..........................                     285                        495
                                                                             ----------                ---------
     Pro forma net income....................................                    $446                       $774
                                                                             ==========                =========

     Pro forma net income per share-basic....................                   $0.11                      $0.18
                                                                             ==========                =========
     Pro forma net income per share-diluted..................                   $0.10                      $0.18
                                                                             ==========                =========

     Pro forma weighted average shares outstanding-basic.....                   4,246                      4,246
                                                                             ==========                ===========
     Pro forma weighted average shares outstanding-diluted...                   4,346                      4,346
                                                                             ==========                ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   ADVANCED COMMUNICATION SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (Unaudited)

                                                                              Six Months Ended
                                                                                  March 31
                                                                         --------------------------
                                                                            1998           1997
                                                                         -----------    -----------
       Cash flow from operating activities:
       Net income......................................................    $1,497         $1,269
       Adjustments to reconcile net income to net
           cash provided by (used in) operating activities-
           Depreciation and amortization...............................       549            201
           Changes in assets and liabilities:
                Contract receivables...................................    (2,249)        (1,557)
                Other receivables......................................      (406)          (128)
                Prepaid expenses.......................................       (94)          (307)
                Inventories............................................      (133)             -
                Other related party receivables........................       (66)          (123)
                Long-term deferred tax asset...........................       147              -
                Other assets...........................................       (27)           (54)
                Accounts payable.......................................    (2,083)         2,278
                Accrued expenses and other current liabilities.........    (1,010)         1,574
                Billings in excess of revenue..........................        20             83
                Income taxes payable...................................       942              -
                Deferred income taxes..................................      (363)             -
                                                                         -----------    -----------
                  Net cash (used in) provided by operating activities..    (3,276)         3,236
                                                                         -----------    -----------

       Cash flows from investing activities:
       Acquisitions, net of cash acquired..............................   (19,748)             -
       Purchases of property and equipment.............................      (765)          (350)
       Capitalized software development costs..........................      (686)             -
       Deferred financing costs........................................      (101)             -
                                                                         -----------    -----------
                  Net cash used in investing activities................   (21,300)          (350)
                                                                         -----------    -----------

       Cash flows  from  financing  activities:
       Net costs incurred in sale of common stock......................       (13)             -
       Net repayments from borrowings..................................      (866)             -
       Net borrowings (repayments) under line of credit................    23,261         (2,688)
       Sale of treasury stock..........................................       252             38
                                                                         -----------    -----------
                    Net cash provided by financing activities..........    22,634         (2,650)
                                                                         -----------    -----------


       Net(decrease)increase in cash...................................    (1,942)            236
       Cash and cash equivalents, beginning of period..................     2,744           1,177
                                                                         -----------    -----------

       Cash and cash equivalents, end of period........................      $802          $1,413
                                                                         ===========    ===========

       Income taxes paid...............................................      $155              $0
                                                                         ===========    ===========
       Interest paid...................................................      $352            $134
                                                                         ===========    ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 1998 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in the Company's Annual Report on Form 10-K and in the Registration Statement on Form S-1. Interim operating results are not necessarily indicative of operating results for the full year.

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


5.  Net Income Per Share

Effective December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement replaces the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of stock options. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts have been restated to conform to SFAS No. 128. No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options.

6. Acquisitions

Integrated Systems Control, Inc.

In November 1997, the Company acquired all the outstanding shares of Integrated Systems Control, Inc. ("ISC") in exchange for 475,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and accordingly the total purchase price has been allocated to acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of approximately $1.3 million, which will be amortized over its estimated useful life of thirty years.

Advanced Management, Inc.

In February 1998, the Company acquired all the outstanding shares of Advanced Management, Inc. ("AMI") for $19.5 million in cash and additional contingent payments for each of two consecutive twelve month periods following the closing date of the acquisition up to a maximum of $5.25 million for each period. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as intangible assets, including goodwill and customer lists, in the amounts of approximately $12.2 million and $4.1 million, respectively, which will be amortized over their estimated useful lives ranging from 16 to 40 years.

The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.





                                                      (Unaudited)
                                           Six Months Ended    Year Ended
                                               March 31,      September 30,
                                                 1998            1997
                                           ---------------  ---------------
       (in thousands, except per share data)
       Revenues.............................   $40,635           $88,620
       Net income...........................    $1,520            $3,066
       Net income per share - basic.........     $0.24             $0.59
       Net income per share - diluted.......     $0.23             $0.58



7. Long-Term Debt

Notes payable and line of credit consist of the following:

                                                          March 31,       September 30,
                                                            1998             1997
                                                         ------------     ------------
                                                                 (Unaudited)
   Line of credit:
       $35,000,000 line of credit with a
       commercial bank expiring February 28, 2000.....     $23,261             $ -


   Notes payable:
       Note payable to bank, interest at 9.9%,
       due February 2005, secured by a First
       Deed of Trust on an office building............         971               -

       Note  payable to Urban  Business  Development
       Corporation,  interest  at 8.575%, due January
       2015, guaranteed by the Small Business
       Administration and secured by a Second Deed
       of Trust on an office building.................         698               -
                                                         ------------     ------------
                                                            24,930               -
       Less current maturities........................          84               -
                                                         ------------     ------------
                                                           $24,846             $ -
                                                         ============     ============



Line of Credit

In February 1998, the Company entered into a line of credit arrangement with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. This line of credit consists of two separate facilities, permitting the Company to borrow up to an aggregate of $35 million. The first facility, in an amount up to $15 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2000. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends. As of March 31, 1998 the outstanding balance on its line of credit was $23.3 million and the weighted average interest rate for the six months ended March 31, 1998, was approximately 8.2%. The Company's subsidiary, ISC, had three notes payable totaling $1,671,000 at the date of acquisition, secured by accounts receivable, equipment and other assets, which were repaid using the above mentioned facility in February 1998.

The Company had a line of credit arrangement with a commercial bank under which it could borrow up to a maximum of $5 million. The borrowings were limited to 80% of eligible receivables, as defined, and 90% of eligible government receivables, as defined, and were secured by all assets including inventory, contract receivables and intangibles. Interest was paid monthly, at the bank's prime rate plus a percentage, not more than 0.25%. The agreement contained various covenants requiring the Company to maintain certain financial ratios, each as defined, including tangible net worth, liabilities to tangible net worth, funded debt to operating cash flow and debt service. The agreement also restricted the payment of dividends. The line of credit arrangement expired on February 28, 1998.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:





                                    Three Months              Six Months
                                   Ended March 31,          Ended March 31,
                             -----------------------   -------------------------
                                1998        1997          1998          1997
                             ----------  ----------   ------------  ------------
Revenues.....................  100.0 %     100.0 %       100.0 %       100.0 %

Direct costs.................   64.5        72.2          64.5          69.8

Indirect, general and
 administrative..............   26.6        21.4          27.1          23.8
                             ----------  ----------   ------------  ------------
Income from operations.......    8.9         6.4           8.4           6.4

Other income (expense), net..   (1.6)       (0.3)         (1.1)         (0.4)
                             ----------  ----------   ------------  ------------

Income before taxes..........    7.3         6.1           7.3           6.0

Pro forma income taxes (1)...    2.7         2.4           2.7           2.4
                             ----------  ----------   ----------    ------------
 Pro forma net income........    4.6 %       3.7 %         4.6 %         3.6 %
                             ==========  ==========   ===========   ============

____________________________________


(1) Prior to June 25, 1997,the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma income taxes data reflects federal and state income taxes based on estimated tax rates, as if the Company had elected C corporation status for the periods indicated. Amounts for the three month and six month periods ended March 31, 1998, are based on actual results.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues increased 52.4%, or $6.4 million, to $18.4 million for the three months ended March 31, 1998, from $12.0 million for the same period in 1997. The increase was principally due to an increase in revenues from communication systems, primarily under contracts with the U.S. Navy, resulting from the Company's acquisitions of RFM and ISC, and information technology services, resulting from the acquisition of AMI.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $11.9 million for the three months ended March 31, 1998 from $8.7 million for the same period in 1997 due primarily to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, decreased to 64.5% for the three months ended March 31, 1998 from 72.2% for the same period in 1997, primarily due to a decrease in the proportion of revenues coming from systems integration services. These services have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expense increased to $4.9 million for the three months ended March 31, 1998, from $2.6 million for the same period in 1997. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, increased to 26.6% from 21.4% for the three months ended March 31, 1998, due to both the higher proportion of communication systems revenues, which typically have higher associated indirect expenses, and to the amortization of intangible assets, principally goodwill, from the acquisition of RFM, ISC and AMI.

Income from operations increased 111.3%, to $1.6 million for the three months ended March 31, 1998, from $773,000 for the same period in 1997, primarily due to increased communication systems revenues and information technology services revenues from the acquisition of AMI, RFM and ISC. As a percentage of revenues, income from operations increased to 8.9% for the three months ended March 31, 1998, from 6.4% for the comparable period in the prior year, principally attributable to increased revenues from fixed price and time-and-material contracts of AMI which typically carry higher margins.

Other income (expense), net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $289,000 and $71,000 for the three-month periods ended March 31, 1998 and 1997, respectively. Interest income was $4,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively.

The Company's effective tax rate was 37.0% for the three months ended March 31, 1998. The Company's pro forma effective tax rate was 39.0% for the three months ended March 31, 1997. This decrease is primarily due to lower state taxes.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

Revenues increased 54.0%, or $11.4 million, to $32.6 million for the six months ended March 31, 1998, from $21.1 million for the same period in 1997. The increase was principally due to an increase in revenues from communication systems, primarily under contracts with the U.S. Navy, resulting from the Company's acquisitions of RFM and ISC, and information technology services, resulting from the acquisition of AMI.

Direct costs increased to $21.0 million for the six months ended March 31, 1998, from $14.7 million for the same period in 1997 due primarily to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, decreased to 64.5% for the six months ended March 31, 1998, from 69.8% for the same period in 1997, primarily due to a decrease in the proportion of revenues coming from systems integration services. These services have higher direct costs than other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect expenses increased to $8.8 million for the six months ended March 31, 1998 from $5.0 million for the same period in 1997. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, increased to 27.1% for the six months ended March 31, 1998, from 23.8% for the comparable period last year, due to the amortization of intangible assets, primarily goodwill, resulting from the acquisition of RFM, ISC and AMI.

Income from operations increased 101.5%, to $2.7 million for the six months ended March 31, 1998, from $1.4 million for the same period in 1997, primarily due to increased communication systems and IT Services revenues from the acquisition of RFM, ISC and AMI. As a percentage of revenues, income form operations increased to 8.4% for the six months ended March 31, 1998, from 6.4% for the comparable period in the prior year, principally attributable to increased revenues from fixed-price and time-and-materials contracts which typically carry higher margins.

Other income (expense), net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $378,000 and $134,000 for the six-month periods ended March 31, 1998 and 1997, respectively. The increase in interest expense resulted primarily from the $19.5 million borrowed to fund the AMI acquisition. Interest income was $15,000 and $44,000 for the six months ended March 31, 1998 and 1997, respectively.

The Company's effective tax rate was 37% for the six months ended March 31, 1998. The Company's pro forma effective tax rate was 39% for the six months ended March 31, 1997. This decrease is primarily due to lower state taxes.

Liquidity and Capital Resources

The Company used cash from operating activities of $3.3 million for the six months ended March 31, 1998, resulting primarily from net income, for increases in contract receivables and decreases in accrued expenses and accounts payable. The increase in contract receivables was due to increases in revenue recognized on contracts for which billings had not been presented to the customer, particularly on a contract with the Australian Navy. For the six months ended March 31, 1997, the Company generated cash from operating activities of $3.2 million resulting primarily from net income, increases in accounts payable and accrued expenses and partially offset by increases in contract receivables.

The principal use of cash for investing activities has been for the purchases of computers and equipment and the acquisition of AMI. The purchases of computers and equipment totaled $765,000 and $350,000 for the six-month period ended March 31, 1998 and 1997, respectively. Further the Company invested $686,000 in software development costs for its communications products, including the latest Microsoft Exchange-based product, INFORMATION 2000, in the six months ended March 31, 1998. In February 1998, the Company acquired AMI for $19.5 million in cash and additional contingent payments based on achievement of certain financial goals.

In February 1998, the Company entered into a line of credit arrangement with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. This line of credit consists of two separate facilities, permitting the Company to borrow up to an aggregate of $35 million. The first facility, in an amount up to $15 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2000. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends. As of March 31, 1998 the outstanding balance on its line of credit was $23.3 million.

The Company currently anticipates that its current cash balances, amounts available under its credit facility and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on February 25, 1998.

(b) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:
         (1)       Election of Directors
                                                   Votes              Votes
                   Nominee for Director          Cast For           Withheld
                   ------------------------  -----------------  ----------------

                   Charles R. Collins.....       6,216,825             19,800

                   Thomas A. Costello.....       6,215,525             21,100

                   Charles G. Martinache..       6,215,525             21,100

                   George A. Robinson.....       6,215,525             21,100

                   Wayne Shelton..........       6,216,825             19,800


         (2) The ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year ending September 30, 1998 was ratified with 6,220,331 votes in favor, 4,140 votes against and 12,154 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 11.1        Statement Regarding Computation of Per Share
                                   Earnings

               Exhibit 11.2 Statement Regarding Computation of Pro Forma Per Share Earnings

               Exhibit 27.1        Financial Data Schedule


         (b) (i) On February 4, 1998, the Company filed a current report on Form 8-K/A, containing the financial statements and pro forma information required by Item 7 of Form 8-K with respect to the November 26, 1997, acquisition of all the outstanding shares of Integrated Systems Control, Inc.

                 (ii) On February 19, 1998, the Company filed a current report on Form 8-K, Item 5, containing a press release dated February 18, 1998, reporting that the Company signed a definitive agreement to acquire all the outstanding shares of Advanced Management, Incorporated ("AMI") in exchange for $19.5 million in cash and additional earn-out payments upon the achievement of certain financial goals in the next twenty-four months.

                 (iii) On March 13, 1998, the Company filed a current report on Form 8-K, Item 2, reporting that on February 26, 1998, it completed the acquisition of AMI pursuant to a Stock Purchase Agreement dated January 31, 1998. Additionally, the Company replaced its $6.5 million credit facilities with a $35 million revolving credit facility to finance the acquisition of AMI and provide for its other working capital needs.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 15, 1998              ADVANCED COMMUNICATION SYSTEMS, INC.



                                     /S/ George A. Robinson
                           -----------------------------------------------
                                       George A. Robinson
                                       Chairman, President
                                    and Chief Executive Officer


                                         /S/ Dev Ganesan
                           -----------------------------------------------
                                           Dev Ganesan
                                   Executive Vice President, Chief
                                   Financial Officer and Treasurer