Form 10-Q
period 1998-06-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 1998-08-14
CIK 1035104

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 1998

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

                        Yes [ X ]  No [    ]

As of the close of business on August 11, 1998, the registrant had outstanding 8,584,583 shares of Common Stock, par value $.01 per share.

                ADVANCED COMMUNICATION SYSTEMS, INC.
                    QUARTERLY REPORT ON FORM 10-Q
                                INDEX

                                                             PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        June 30, 1998 and September 30, 1997                    3

        Condensed Consolidated Statements of Operations
        for the Three Months and Nine Months Ended
        June 30, 1998 and 1997                                  4

        Condensed Consolidated Statements of Cash Flows
        for the Nine Months Ended June 30, 1998 and 1997        5

        Notes to Condensed Consolidated Financial Statements    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     9

PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       14


                ADVANCED COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share data)
                             (Unaudited)

                                      June 30,   September 30,
                                       1998            1997

                               ASSETS
Current assets:
Cash and cash equivalents             $ 1,383        $ 2,744
Contract receivables                   48,263         17,643
Other receivables                       1,024            154
Income taxes receivable                   651            529
Prepaid expenses                        1,474            296
Inventories                               765            544

   Total current assets                53,560         21,910


Property and equipment, net             7,285          1,261
Other assets:
Other related party receivables           265             86
Software development costs, net         1,802            950
Intangibles, net                       43,636          1,706
Long-term deferred tax asset               87            147
Other non-current assets                  400            152

   Total other assets                  46,190          3,041

      Total assets                   $107,035        $26,212


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt    $     86        $     -
Current portion of obligation under
 capital leases                         1,148              -
Accounts payable                        2,656          3,321
Accrued expenses and other current
 liabilities                           19,885          8,838
Billings in excess of revenue             274            225
Deferred income tax liability           2,545              -
Payable to stockholders                    95              -


   Total current liabilities           26,689         12,384
Obligation under capital leases           112              -
Long-term debt                         37,089              -

   Total liabilities                   63,890         12,384
Stockholders' equity:
Preferred stock, $.01 par value,
 1,000,000 shares authorized, no
 shares issued and outstanding              -              -
Common stock, $.01 par value,
 40,000,000 shares authorized,
 11,450,000 shares issued at June 30,
 1998 and 8,975,000 shares issued at
 September 30, 1997                       115             90
Paid-in-capital                        40,989         14,409
Retained earnings (deficit)             2,370          (382)
Less - Treasury stock, 2,871,000
 shares at June 30, 1998 and
 2,945,000 shares at September 30,
 1997                                   (329)          (289)

   Total stockholders' equity          43,145         13,828

      Total liabilities and
       stockholders' equity          $107,035        $26,212


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                ADVANCED COMMUNICATION SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)

                             (Unaudited)

                               Three Months Ended   Nine Months Ended
                                   June 30,            June 30,
                                1998      1997         1998    1997
Revenues                     $25,848    $14,379   $58,398   $35,510

Direct costs                  16,374     10,432    37,364    25,179

Indirect, general and
 administrative expenses       7,309      3,040    16,130     8,066


Income from operations         2,165        907     4,904     2,265

Interest expense               (409)        (2)     (787)     (136)


Other income, net                 32         16        47        60


Income before taxes            1,788        921     4,164     2,189

Provision for income taxes       626         33     1,505        33


Net income                   $ 1,162    $   888   $ 2,659   $ 2,156


Net income per share-basic   $  0.16              $  0.40


Net income per share-diluted $  0.16              $  0.39


Weighted average shares
 outstanding-basic             7,310                6,855

Weighted average shares
 outstanding-diluted           7,448                6,855


Pro forma statements of
 operations data

Income before taxes as
 reported                                $  921              $2,189
Pro forma income tax
 provision                                  359                 854


Pro forma net income                     $  562              $1,335


Pro forma net income per share-basic     $ 0.13              $ 0.31


Pro forma net income per share-diluted   $ 0.13              $ 0.31


Pro forma weighted average shares
 outstanding-basic                        4,361               4,307

Pro forma weighted average shares
 outstanding-diluted                      4,442               4,378


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                ADVANCED COMMUNICATION SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (Unaudited)

                                                  Nine Months Ended
                                                      June 30,
                                                  1998           1997
     Cash flow from operating activities:
     Net income                                 $ 2,659     $2,156
     Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities-
      Depreciation and amortization                 983         323
      Increase in reserves                           65           -
      Changes in assets and liabilities:
       Contract receivables                     (4,207)     (3,288)
       Other receivables                          (278)       (135)
       Prepaid expenses                              82       (559)
       Inventories                                (221)           -
       Other related party receivables            (397)       (230)
       Long-term deferred tax asset                  60           -
       Other assets                                 (4)       (164)
       Accounts payable                         (3,182)       2,720
       Accrued expenses and other current
        liabilities                               1,906       2,565
       Billings in excess of revenue                 49          25
       Income taxes payable                        (40)           -
       Deferred income taxes                      1,329        (19)

          Net cash (used in) provided by
           operating activities                 (1,196)       3,394


     Cash flows from investing activities:
     Acquisitions, net of cash acquired        (55,067)           -
     Purchases of property and equipment        (1,251)       (441)
     Capitalized software development costs       (791)       (196)
     Increase in goodwill                         (401)           -
     Intangible assets                            (665)           -



        Net cash used in investing
         activities                            (58,175)       (637)



     Cash flows from financing activities:
     Net proceeds from the sale of common
      stock                                      22,838           -
     Net borrowings repaid                        (876)           -
     Net borrowings  (repayments) under line
      of credit                                  35,528     (2,688)
     Collection of receivables on behalf of
      stockholders                                   95         678
     Purchase of treasury stock                       -        (65)
     Sale of treasury stock                         425          57


        Net cash provided by (used in)
         financing activities                    58,010     (2,018)



     Net (decrease) increase in cash            (1,361)         739
     Cash and cash equivalents, beginning of
      period                                      2,744       1,177



     Cash and cash equivalents, end of period    $1,383      $1,916



     Income taxes paid                             $169         $15



     Interest paid                                 $787        $136



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                ADVANCED COMMUNICATION SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998
                             (Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 1998, and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in the Company's Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

3. Completion of Secondary Offering of Common Stock

In May 1998, the Company consummated a secondary offering of its common stock, selling 2,000,000 shares for $12.375 per share. The offering resulted in net proceeds to the Company of approximately $22.8 million after deducting underwriting discounts and offering expenses payable by the Company. The majority of the proceeds was used to pay the outstanding debt incurred in the acquisition of Advanced Management, Incorporated (Note 7).

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

6. Net Income Per Share

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

7. Acquisitions

Integrated Systems Control, Inc.

In November 1997, the Company acquired all the outstanding shares of Integrated Systems Control, Inc. ("ISC") in exchange for 475,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and accordingly the total purchase price has been allocated to acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of approximately $1.3 million, which will be amortized over its estimated useful life of 30 years.

Advanced Management, Incorporated

In February 1998, the Company acquired all the outstanding shares of Advanced Management, Incorporated ("AMI") for $19.5 million in cash and additional contingent payments for each of two consecutive twelve month periods following the closing date of the acquisition up to a maximum of $5.25 million for each period. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as intangible assets, including goodwill and customer lists, in the amounts of approximately $12.2 million and $4.1 million, respectively, which will be amortized over their estimated useful lives ranging from 16 to 40 years.

SEMCOR, Inc.

In June 1998, the Company acquired all the outstanding shares of SEMCOR, Inc. ("SEMCOR") for the preliminary purchase price of $38 million, which is subject to adjustment based on the net equity shown on the closing date balance sheet. The purchase price consisted of $37 million in cash and $1 million in the Company's common stock. In addition, the Company may pay additional amounts to the former shareholders based on achievement of certain financial goals by SEMCOR for the six-month period ending December 31, 1998, and the twelve-month period ending December 31, 1999. The Company will also pay the shareholders up to $1.25 million for certain tax liabilities of the shareholders incurred pursuant to Section 338(h)(10) of the Internal Revenue Code. The acquisition has been accounted for as a purchase and accordingly the preliminary purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the preliminary purchase price over the net assets acquired is being carried as intangible assets, in the amount of $23.3 million, and will be amortized over its estimated useful life.

The following unaudited preliminary pro forma summary presents information as if the acquisitions had occurred at the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                             (unaudited)
                                          Nine Months Ended
                                         June 30,      June 30,
                                          1998          1997

(in thousands, except per share data)
Revenues                                  $138,405    $131,323
Net Income                                $  2,958    $  2,023
Net income per share-basic                $   0.43    $   0.42
Net income per share-diluted               $  0.43     $  0.41

8. Long-Term Debt

Notes payable and line of credit consist of the following:

                                         June 30,    September 30,
                                          1998           1997

                                      (Unaudited)
Line of credit:
     $45 million line of credit with
      a commercial bank expiring
      February 28, 2000                    $35,516     $     -

Notes payable:
     Note payable to bank, interest at
      9.9%, due February 2005, secured
      by a First Deed of Trust on an
      office building                          966           -

     Note payable to Urban Business
      Development Corporation, interest
      at 8.575%, due January 2015,
      guaranteed by the Small Business
      Administration and secured by a
      Second Deed of Trust on an office
      building                                 693           -

                                            37,175           -
     Less current maturities                    86           -


                                           $37,089     $     -

Line of Credit

In June 1998, the Company increased its existing credit facilities with a commercial bank from $35 million to $45 million to finance the acquisition of SEMCOR and to provide for its other working capital needs. This line of credit consists of two separate facilities, permitting the Company to borrow up to an aggregate of $45 million. The first facility, in an amount up to $20 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $25 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2000. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends. As of June 30, 1998, the outstanding balance on its line of credit was $35.5 million and the weighted average interest rate for the nine months ended June 30, 1998, was approximately 8.2%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under the "Risk Factors" section of the Company's prospectus dated May 20, 1998, as filed with the Securities and Exchange Commission. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                               Three Months          Nine Months
                               Ended June 30,        Ended June,
                               1998     1997         1998    1997
Revenues                      100.0%   100.0%       100.0%  100.0%
Direct costs                    63.3     72.6        64.0     70.9
Indirect, general and
 administrative                 28.3     21.1        27.6     22.7


Income from operations           8.4      6.3         8.4      6.4

Other income (expense), net    (1.5)      0.1       (1.3)    (0.2)

Income before taxes              6.9      6.4         7.1      6.2
Pro forma income taxes (1)       2.4      2.5         2.6      2.4

Pro forma net income            4.5%     3.9%         4.5%    3.8%



(1) Prior to June 25, 1997,the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma income taxes data reflects federal and state income taxes based on estimated tax rates, as if the Company had elected C corporation status for the periods indicated. Amounts for the three month and nine month periods ended June 30, 1998, are based on actual results.

Three Months Ended June 30, 1998 Compared to Three Months Ended June
30, 1997

Revenues increased 79.2%, or $11.4 million, to $25.8 million for the three months ended June 30, 1998, from $14.4 million for the same period in 1997. The increase was principally due to an increase in revenues from communication systems resulting from the Company's acquisitions of RFM and ISC, information technology services resulting from the acquisition of AMI and systems engineering and communication systems services resulting from the acquisition of SEMCOR.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $16.3 million for the three months ended June 30, 1998 from $10.4 million for the same period in 1997 due primarily to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, decreased to 63.3% for the three months ended June 30, 1998 from 72.6% for the same period in 1997, primarily due to a decrease in the proportion of revenues coming from systems integration services. These services have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expense increased to $7.3 million for the three months ended June 30, 1998, from $3.0 million for the same period in 1997. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, increased to 28.3% from 21.1% for the three months ended
June 30, 1998, due to both the higher proportion of communication systems revenues, which typically have higher associated indirect expenses and to the amortization of intangible assets, principally goodwill, from the acquisitions of RFM, ISC, AMI and SEMCOR.

Income from operations increased 138.7%, to $2.2 million for the three months ended June 30, 1998, from $907,000 for the same period in 1997, primarily due to increased communication systems revenues and information technology services revenues from the acquisition of RFM, ISC, AMI and SEMCOR. As a percentage of revenues, income from operations increased to 8.4% for the three months ended June 30, 1998, from 6.3% for the comparable period in the prior year, principally attributable to increased revenues from fixed price and
time-and-material   contracts  of  AMI  and  ISC which typically carry
higher margins.

Other income (expense), net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $409,000 and $2,000 for the three-month periods ended June 30, 1998 and 1997, respectively. Interest income was $13,000 and $16,000 for the three months ended June 30, 1998 and 1997, respectively.

The Company's effective tax rate was 35.0% for the three months ended June 30, 1998. The Company's pro forma effective tax rate was 39.0% for the three months ended June 30, 1997. This decrease is primarily due to the change in the valuation allowance on temporary differences.

Nine  Months Ended June 30, 1998 Compared to Nine Months  Ended  June
30, 1997

Revenues increased 64.5%, or $22.9 million, to $58.3 million for the nine months ended June 30, 1998, from $35.5 million for the same period in 1997. The increase was principally due to an increase in revenues from communication systems resulting from the Company's acquisitions of RFM and ISC, information technology services resulting from the acquisition of AMI and systems engineering and communication systems services resulting from the acquisition of SEMCOR.

Direct costs increased to $37.3 million for the nine months ended June 30, 1998, from $25.1 million for the same period in 1997 due primarily to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, decreased to 64.0% for the nine months ended June 30, 1998, from 70.9% for the same period in 1997, primarily due to a decrease in the proportion of revenues coming from systems integration services. These services have higher direct costs than other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses increased to $16.1 million for the nine months ended June 30, 1998 from $8.0 million for the same period in 1997. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, increased to 27.6% for the nine months ended June 30, 1998, from 22.7% for the comparable period last year, due to the amortization of intangible assets, primarily goodwill, resulting from the acquisitions of RFM, ISC, AMI and SEMCOR.

Income from operations increased 116.5%, to $4.9 million for the nine months ended June 30, 1998, from $2.3 million for the same period in 1997, primarily due to increased communication systems and IT Services revenues from the acquisition of RFM, ISC, AMI and SEMCOR. As a percentage of revenues, income form operations increased to 8.4% for the nine months ended June 30, 1998, from 6.4% for the comparable period in the prior year, principally attributable to increased revenues from fixed-price and time-and-materials contracts which typically carry higher margins.

Other income (expense), net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $787,000 and $136,000 for the nine month periods ended June 30, 1998 and 1997, respectively. The increase in interest expense resulted primarily from the $19.5 and the $34.0 million borrowed to fund the AMI and SEMCOR acquisitions, respectively. The $19.5 million borrowed to finance the purchase of AMI was repaid in May 1998 with the proceeds of the Company's secondary offering of its common stock. Interest income was $28,000 and $60,000 for the nine months ended June 30, 1998 and 1997, respectively.

The Company's effective tax rate was 36% for the nine months ended June 30, 1998. The Company's pro forma effective tax rate was 39% for the nine months ended June 30, 1997. This decrease is primarily due to the change in the valuation allowance on temporary differences.

Liquidity and Capital Resources

The Company used cash from operating activities of $1.7 million for the nine months ended June 30, 1998, resulting primarily from net income, for increases in contract receivables and decreases in accounts payable, partially offset by increases in accrued expenses and deferred income taxes. The increase in contract receivables was due to increases in revenue recognized on contracts for which billings had not been presented to the customer, particularly on a contract with the Australian Navy. For the nine months ended June 30, 1997, the Company generated cash from operating activities of $3.4 million resulting primarily from net income, increases in accounts payable and accrued expenses and partially offset by increases in contract receivables.

The principal use of cash for investing activities has been for the purchases of computers and equipment and the acquisitions of AMI and SEMCOR. The purchases of computers and equipment totaled $1.3 million and $441,000 for the nine-month period ended June 30, 1998 and 1997, respectively. Further the Company invested $791,000 in software development costs for its communications products, including the latest Microsoft Exchange-based product, INFORMATION 2000 and its Impact software product for patient education , in the nine months ended June 30, 1998. In February 1998, the Company acquired AMI for $19.5 million in cash and additional contingent payments based on achievement of certain financial goals. In June 1998, the Company acquired SEMCOR, Inc. for a preliminary purchase price of $38 million, of which $37 million was in cash and $1 million was in the form of the Company's common stock. The Company may also pay additional amounts contingent on the achievement of certain financial goals by SEMCOR. The Company will also pay the shareholders up to $1.25 million for certain tax liabilities of the shareholders incurred pursuant to Section 338(h)(10) of the Internal Revenue Code.

In  February  1998,  the  Company  entered  into  a  line  of  credit arrangement, consisting of two credit facilities aggregating $35 million, with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. The credit facility was used to finance the acquisition of AMI and to provide for the working capital needs of the Company. The first facility, in an amount up to $15 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends.

In May 1998, the Company consummated a secondary public offering of its common stock, selling 2,000,000 shares for $12.375 per share. The offering resulted in net proceeds to the Company of approximately $22.8 million after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds of the offering were used to reduce the debt referred to above that was incurred to finance the acquisition of AMI.

In  June  1998, the line of credit arrangement was increased  to  $45 million, from $35 million, to finance the acquisition of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998. As of June 30, 1998, the outstanding balance on the credit facilities was $35.5 million.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibit 11.1   Statement Regarding Computation of Per Share
                      Earnings

       Exhibit 11.2 Statement Regarding Computation of Pro Forma Per Share Earnings

       Exhibit 27.1   Financial Data Schedule


  (b) (i) On May 12, 1998, the Company filed a current report on Form 8-K/A, containing the audited financial statements and the unaudited pro forma information required by Item 7 of Form 8-K with respect to the March 12, 1998, acquisition of all the outstanding shares Advanced Management, Incorporated.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 1998   ADVANCED COMMUNICATION SYSTEMS, INC.



                              /S/    George A. Robinson

                                 George A. Robinson
                                 Chairman, President
                              and Chief Executive Officer


                              /S/   Dev Ganesan

                                 Dev Ganesan
                              Executive Vice President, Chief
                              Financial Officer and Treasurer


          EXHIBIT 11.1 - COMPUTATION OF PER SHARE EARNINGS
                Advanced Communication Systems, Inc.
                (in thousands, except per share data)
                                    Three Months        Nine Months
                                        Ended              Ended
                                    June 30, 1998      June 30, 1998
Basic:
  Total basic average shares
   outstanding                            7,310              6,729


  Net income                             $1,162             $2,659


  Net income per share-basic              $0.16              $0.40


Diluted:
  Total basic average shares
   outstanding                            7,310              6,729
  Plus dilutive stock options               138                126


  Total diluted average shares            7,448              6,855


  Net income per share-diluted            $0.16              $0.39

     EXHIBIT 11.2 - COMPUTATION OF PRO FORMA PER SHARE EARNINGS
                Advanced Communication Systems, Inc.
                (in thousands, except per share data)
                                    Three Months        Nine Months
                                        Ended              Ended
                                    June 30, 1997      June 30, 1997
Basic:
  Basic average shares outstanding        3,812              3,788

  Stock issued to satisfy S corporation
   distribution in excess of preceding
   twelve months earnings based on the
   initial public offering price per
   share                                    549                519


  Total basic average shares
  outstanding                             4,361              4,307


  Pro forma net income                   $  562             $1,335


  Pro forma net income per share-basic   $ 0.13             $ 0.31

Diluted:
  Total basic average shares
   outstanding                            4,361              4,307
  Plus dilutive stock options                81                 71


  Total diluted average shares            4,442              4,378


  Net income per share-diluted            $0.13              $0.31
