Form 10-K
period 1998-09-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 1998-12-29
CIK 1035104

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1998    COMMISSION FILE NUMBER: 0-22737

                      ADVANCED COMMUNICATION SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                                               54-1421222
                                                                                   (I.R.S. EMPLOYER
     (STATE OR OTHER JURISDICTION                                                   IDENTIFICATION
   OF INCORPORATION OR ORGANIZATION)                                                   NUMBER)

 10089 LEE HIGHWAY, FAIRFAX, VIRGINIA                                                   22030
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                                               (ZIP CODE)

                                  703-934-8130
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by persons considered by the registrant to be non-affiliates of the registrant on December 10, 1998, computed with reference to the closing price of the Common Stock on the Nasdaq National Market as reported for December 10, 1998, was $76,447,153.
                               ------------------

     As of the close of business December 10, 1998, the registrant had outstanding 8,621,676 shares of Common Stock, par value $.01 per share.
                               ------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before January 28, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Advanced Communication Systems, Inc. ("ACS" or the "Company") provides communications, information systems and applied technology services and solutions, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. The Company operates primarily in three interrelated areas: communication services, information systems and applied technology. The Company believes that, from its inception in 1987, it has been a leader in U.S. Navy satellite communications. Recently, using its information management capabilities in such areas as network and database design and support, the Company has begun to expand its services to the U.S. military and to develop business with other federal agencies, state and local governments and commercial and international customers. The Company's revenues have increased each year since fiscal 1987 and grew at a compound annual rate of 54.6% during the last five fiscal years, reaching $107.8 million for fiscal 1998. The Company's total funded and unfunded backlog was $514.0 million as of September 30, 1998.

     The Company's primary objective is to provide superior communication services, information systems and applied technologies to its clients. Consistent with this objective, the Company acquired SEMCOR, Inc. ("SEMCOR") in June 1998, Advanced Management Incorporated ("AMI") in February 1998, Integrated Systems Control, Inc. ("ISC") in November 1997 and RF Microsystems, Inc ("RFM") in August 1997. The Company believes that such acquisitions: (i) allow the Company to participate in increasingly large and complex procurement programs;
(ii) increase its opportunities to cross-sell products and services to existing customers; (iii) bring new strength to the Company's technical capabilities through the cross-utilization of technology and engineering skills; and (iv) increase the overall depth and experience of the Company's management.

     SEMCOR, INC. Founded in 1967, SEMCOR provides a wide range of technical and engineering services, primarily to the Department of Defense ("DOD"), in the areas of communication, aviation, applied technology and information systems. SEMCOR's clients include the U.S. Navy, U.S. Army, U.S. Air Force, Federal Aviation Administration and a broad range of commercial clients. SEMCOR maintains its headquarters in Mt. Laurel, New Jersey, and has 42 offices in 24 states.

     ADVANCED MANAGEMENT INCORPORATED. Founded in 1981, AMI provides a wide range of information technology services, including complex computer solutions and management services, to a variety of government and commercial entities. AMI's clients include the Federal Deposit Insurance Corporation (the "FDIC"), U.S. Secret Service, U.S. General Accounting Office, U.S. Customs Service, U.S. Department of Health and Human Services, U.S. Department of Labor, the U.S. Department of Agriculture and U.S. Army. AMI is headquartered in McLean, Virginia, and has operations in California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, Missouri, New York, Tennessee, Texas, Virginia and Washington, D.C.

     INTEGRATED SYSTEMS CONTROL, INC. Founded in 1983, ISC provides technical and engineering services to the DOD, primarily the U.S. Navy, in the areas of communications and information technology. Among others, its clients include the Space and Naval Warfare Systems Center, Defense Information Systems Agency Joint Interoperability Engineering Office, Naval Air Systems Command, U.S. Coast Guard and the North Atlantic Treaty Organization ("NATO"). Headquartered in Virginia Beach, Virginia, ISC has operations in Virginia Beach, San Diego, Charleston and the Washington, D.C. area and provides support services from a number of sites worldwide, including Japan, Bahrain, Honolulu, Italy and Guam.

     RF MICROSYSTEMS, INC. Founded in 1985, RFM provides technical and engineering services to the DOD in the areas of communications, navigation, electronic warfare and digital signal systems. RFM's clients include the Space and Naval Warfare Systems Center, Naval Air Warfare Center -- Aircraft Division, Space and Missile Center, Air Force Space Command, Defense Information Systems Agency and Department of Transportation. Headquartered in San Diego, RFM has operations in San Diego, the Los Angeles area, Colorado Springs and the Washington, D.C. area.

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

     In May 1998, the Company consummated a public offering of 2,000,000 shares of its common stock for $12.375 per share. The offering resulted in net proceeds to the Company of approximately $22.6 million after deducting underwriting discounts and offering expenses payable by the Company.

INDUSTRY OVERVIEW

     Growth in the Company's business is being driven by increasing demand for satellite-based communications systems and the increasing trend in government and commercial organizations to focus on their core competencies by outsourcing non-core functions such as communications and information technology. In addition, the U.S. military is placing greater emphasis on increasing productivity while using fewer resources by employing systems that act as "force multipliers." Solutions and technologies such as those offered by the Company permit the more effective use of personnel and assets and result in increased performance.

     Improvements in space and communications technologies have resulted in modern communications satellites with power, capacity, switching capabilities and longevity significantly greater than those of their predecessors. These improvements in performance, together with satellites' inherent geographic coverage and technical advantages, have made satellite-based communications increasingly competitive with other communications technologies, broadening the market for satellite services such as telephony support for cable and network television, broadband data transmission, paging, earth-sensing and position location.

     Government and business organizations also are increasingly demanding that information technology systems be designed for interoperability with commercial off-the-shelf ("COTS") computer hardware and software products and that such products be usable with existing legacy systems. In addition, concerns over excessive development costs and the rapid pace of technological change have led both government and business organizations to demand flexible systems created by adapting COTS software and hardware, rather than systems that have been built to customized specifications. This emphasis on system flexibility using readily available commercial products creates extensive systems integration opportunities.

BUSINESS STRATEGY

     To capitalize on opportunities created by these industry developments, the Company has adopted the following business strategies:

     MAINTAIN LEADERSHIP IN MILITARY SATELLITE COMMUNICATIONS INDUSTRY. Since its inception, the Company has focused on being a leader in the military satellite communications industry. The Company now seeks to expand its services in this market by continuing its early identification of program needs and its support of government program offices in formulating requirements. In addition, through incremental investments the Company seeks to leverage its existing products base to develop lower cost military products with shorter delivery times, including its products based on its Streamlined Automated Logistics Transmission System ("SALTS") and Battle Group Information Exchange System ("BGIXS") technology. The Company also believes it can leverage its expertise with U.S. Navy satellite communications to expand its presence as a military satellite communications provider both within the U.S. Navy and other branches of the DOD.

     EXPAND EXISTING SERVICES AND CUSTOMER BASE. The Company plans to continue to expand its capabilities into new but related areas of technology which the Company believes will allow it to both further penetrate its existing customer base and develop new customers. For example, the Company has developed and is marketing high speed data transfer technology and is currently enhancing that technology to include high frequency communication capability with Internet and intranet access. The Company's strategy also involves expanding its customer base beyond the DOD. In particular, the Company seeks to capitalize on the U.S. government's trend toward using readily available commercial products and systems integration services by offering such products and services through its GSA Schedule Contracts.

     EXPAND THROUGH STRATEGIC ACQUISITIONS AND THE USE OF TEAMING
RELATIONSHIPS. Strategic acquisitions are an integral component of the Company's growth strategy. The Company has completed four significant acquisitions and continues to evaluate potential acquisitions of businesses, technologies and products which are complementary to its core communications business. The Company believes that acquisitions will allow it to develop technical services and products it does not currently provide, to target markets it does not currently serve and, with its increased capabilities, successfully pursue larger communication, information systems and applied technology opportunities. Identifying and pursuing future acquisition opportunities will require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate acquired business operations. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's common stock or the incurrence of additional indebtedness and could have a dilutive effect on the Company's net income per share.

     DEVELOP ADDITIONAL COMMERCIAL AND INTERNATIONAL BUSINESS. While servicing its government customers, the Company has developed many advanced technical capabilities in areas such as satellite communications, networking, groupware applications, local area network ("LAN") and wide area network ("WAN") services and database design and support. In addition, the Company has a working relationship with Microsoft that allows access to certain of Microsoft's suite of proprietary development tools for groupware applications. The Company's strategy is to market these skills and capabilities in selected commercial businesses, especially medium-sized businesses that are outsourcing their increasingly complex information technology needs, and to selected foreign governments desiring to upgrade their communications systems capabilities.

COMPANY OPERATIONS

     The Company operates primarily in three interrelated areas: communication services, information systems and applied technology.

COMMUNICATION SERVICES

     The Company believes it is recognized as a leader in the satellite communications industry. The Company designs, develops, integrates and installs complete communication solutions across the full spectrum of media ranging from land lines to wireless technologies, with particular strengths in satellite communications. The Company also provides technical, programmatic and financial management support to the Company's government customers for large-scale command, control and communication system procurements. Other related capabilities include innovative business process re-engineering and the implementation of streamlined commercial business practices that significantly enhance productivity. The Company believes this combination of skills and capabilities is one of the key factors that distinguishes it from its competitors in the communication services market. The Company's communications services business represented 55.2% of revenues for fiscal 1998 (or 47.8% of revenues for the Company's fourth quarter, which includes all acquired companies for the full period).

     ENGINEERING. The Company provides comprehensive communications engineering support to assist in the development of military communication systems. Many of its contracts are not project specific, but require that it provide technical services and support to a variety of projects and programs being run by a particular U.S. Navy office. In particular instances, the Company may perform some or all of the technical engineering and other support for a specific U.S. Navy program or system, or may provide technical review and support services to assist the U.S. Navy in evaluating or assessing engineering tasks. These services cover a full range of engineering and technical support, including requirements analyses, design, hardware and software engineering, studies and development.

     The Company's skills and experience permit it to apply innovative solutions to communications engineering problems. For example, the Company has developed receiver, modulator and coder design alternatives for a major U.S. Navy communication system and has defined satellite payload modifications for a major military satellite program. The Company's expertise in both military and commercial satellite programs has enabled it to develop innovative military uses of commercial satellite systems. For instance, the Company developed the concept which permitted the U.S. Navy to conduct its first worldwide video teleconference, simultaneously linking all European, Atlantic and Pacific commanders by satellite with the Pentagon and a major command ship at sea. In addition, the Company's engineers have operational experience to translate a user's requirements into practical technical specifications for a communication system. This experience has enabled the Company's engineers to analyze major U.S. Navy communication systems, such as High Speed Fleet Broadcast and the Communication Support System, and project future needs and technology requirements. The Company's capability to conduct high level theoretical engineering tasks, coupled with an intimate knowledge of the system under investigation, permits the Company to assist its customers in avoiding costly troubleshooting efforts on communication problems related to natural phenomena. Many of these concepts and techniques which were developed for the U.S. Navy have natural extensions to other military and commercial applications.

     As an extension of the Company's capability to provide total engineering solutions, the Company supports communication systems after development with a complete set of in-service engineering skills, which include planning for and conducting installation, testing operational performance and providing training and maintenance assistance. The Company provides this engineering support for a wide variety of communications equipment, such as antennas, receivers, processors and complete systems. For example, the Company provides installation check-out for the U.S. Navy's extra high frequency terminals installed on-board ships and also provides training for ship and submarine crews in their operation, both in port and, when appropriate, at sea.

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

     Additionally, the Company provides program support to U.S. and foreign governments in the sale of U.S. military equipment to foreign governments. The Company believes that this area of expertise presents significant potential for growth as foreign governments upgrade their communication system capabilities. The Company has established a presence in this niche market with its experience in foreign military sales, including advising on compliance with licensing and security requirements, preparing technical documentation, forecasting and tracking equipment deliveries and funding obligations, providing program and financial reviews and reconciling and closing foreign military sales cases. The Company prepares schedules of available equipment and provides data for existing and new technologies, recommendations for release of hardware and software, and guidance on approval or disapproval of commercial export license requests. This experience is also being applied to provide direct sales to foreign governments.

     The Company's network management and satellite communications expertise also permit it to develop systems for business users in geographically dispersed locations. The Company believes that office locations of companies will continue to become more geographically dispersed and that the commercial market for systems to link these offices can be a significant opportunity for future growth.

     The following are significant communication services contracts and programs, emphasizing the nature of the Company's interrelated business areas:

          - The Company is the prime contractor under a five-year time and materials/FFP contract awarded by the U.S. Navy in August 1997 to provide engineering and technical assistance in the conduct of requirements definition; system engineering and design; ship new construction and modernization; system/subsystems design; integration, test and evaluation; installation planning and management; program planning and management; developmental, operational and acceptance test planning and execution; and life cycle support planning for the Navy Defense Message System, Base Level Information Infrastructure, and Joint Maritime Communications Systems. The subcontractors working under this contract consist of Scientific Research Corporation, Anteon Corporation, ESN, Inc, Vredenburg & Company, J.G. Van Dyke & Associates, Inc., Network Engineering and Technical Services Inc., American Systems Corporation and Validity Corporation. The contract had a backlog of approximately $95.8 million at September 30, 1998.

          - The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy in March 1996 and expiring at the end of fiscal 2001 to provide technical engineering and other support services to a U.S. Navy command. The contract team includes, as subcontractors, Computer Sciences Corporation, Booz-Allen and Hamilton, Inc., Tele-Consultants, Inc. and others. The contract had a backlog of approximately $63.2 million at September 30, 1998.

          - The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy in August 1996 and expiring in fiscal 2001 to provide program management support, financial management support, cost and schedule analysis, information management support, foreign military sales support, installation and inventory management and configuration management for the PD 70 Integrated Command, Control, Communication, Computers and Intelligence project and staff offices. The contract had a backlog of approximately $26.0 million at September 30, 1998.

INFORMATION SYSTEMS

     The Company provides information technology services and systems integration to a wide spectrum of clients. The Company's information systems business represented 31.6% of revenues for fiscal 1998 (or 27.6% of revenues for the Company's fourth quarter, which includes all acquired companies for the full period).

     INFORMATION TECHNOLOGY SERVICES. Through its information technology services business, the Company offers a broad array of professional information technology services and information systems to commercial and government markets. The information systems services offered by the Company include information management systems design and integration; LAN/WAN design, installation and support; database design and real-time database management; Internet and intranet services; and multi-media training development. The advanced technical capabilities gained by the Company while performing services for government customers has provided expertise in the information technology area, which the Company is leveraging to develop its commercial business. The Company is currently focusing on expanding its customer base to include commercial and international customers.

     The Company designs and implements information management systems that enable its customers to create integrated productivity software and communication tools which allow uninterrupted transmission of information throughout a customer's infrastructure. The Company has been designated as a Microsoft Certified Solution Provider, a Lotus Business Partner, Banyan Vines Systems Integrator and a Novell Authorized Reseller, designations which permit the Company to pursue some business opportunities not available to all competitors because these certifications frequently are cited as eligibility requirements for commercial bids. The Company is also a value-added reseller for a wide range of other cutting-edge information technology hardware and software products.

     The Company plans and creates conceptual designs, system designs and system updates, including identifying functional requirements and creating database, system and subsystem specifications. It performs feasibility and cost-benefit studies on system alternatives and presents recommendations. In addition, the Company has a special relationship with Microsoft that allows access to certain of Microsoft's suite of proprietary development tools for groupware applications. The Company believes that there is a substantial demand for these kinds of services and is actively marketing them to commercial clients.

     The Company also provides office automation system services. It analyzes current office functions and matches them with appropriate office software and provides integrated office tools to permit data sharing and improve office efficiency. The Company established the first office automation system for a major program directorate of the U.S. Navy over ten years ago, using a central computer with multiple processors and work station terminals, applying then-available technology to an office environment. As it continued to provide network services for that office, improving the system through advances in technology, the Company implemented and now supports a 250 station LAN with five servers. The Company has applied that same technology to several commercial customers.

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

     The Company provides a full range of database support using innovative solutions to manage databases and present the information back to a variety of end users at the level and detail specific to their needs. The Company has extensive expertise in developing and implementing plans to migrate data from legacy systems to modern technology products, as well as the design and implementation of new applications. In fiscal 1997, the Company completed a major database task for the U.S. Army to provide access to U.S. Army databases using a data warehousing approach.

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

     A United Kingdom based subsidiary of the Company was recently awarded ISO9001 TickIT certification, an internationally recognized endorsement for quality management and quality assurance. This certification provides assurance to customers that the process involved in the design, development, maintenance and support of software developed by the subsidiary adheres to the ISO 9001 quality management standard.

     SYSTEMS INTEGRATION. The Company provides systems integration for communication systems and to a lesser extent acts as a value-added reseller of computer hardware, software and integrated systems to both government and commercial customers. Sales to government customers are through the Company's GSA Schedule Contracts. Sales to commercial customers are through direct contracts with other commercial customers.

     The Company supports the systems and products it sells by providing its customers a wide range of services, including employee training, maintenance, repair and user assistance. The Company offers individual components of its systems and other products from various vendors for resale through its GSA Schedule Contracts. The resale business often provides the opportunity for additional systems integration business.

     The Company believes that a market opportunity has developed as government and commercial customers have begun to migrate to systems composed of COTS hardware and software components. Its strategy has been to anticipate the systems needs of customers and to develop systems using readily available commercial hardware and software. This strategy differs from that of many of the Company's reseller competitors, which traditionally provide individual hardware and software items for resale without integration, and many of its integration competitors, which traditionally have developed entire systems. The Company concentrates on relatively low quantity procurements which are not cost-competitive for large systems integration companies, applying system knowledge gained through following technology trends and providing ease of procurement through GSA Schedule Contracts for government customers and direct purchase for commercial customers. An example of this strategy resulted in the sale to the U.S. Navy of over $4.0 million of integration work for extra high frequency communications controllers.

     The Company believes it has been successful as a system integrator because it has targeted certain technologies and systems to offer through the GSA Schedule Contracts. Expecting that many government agencies were planning to use Versa-Module European ("VME") technology, the Company focused on offering VME products and systems, which provide users with a versatile modular computer system that allows users to combine products and functions. However, recognizing that technology changes constantly, the Company is now targeting replacement technology for some of the VME applications and will offer further technology advances as appropriate. Because of the nature of this systems integration work, the Company does not have a large investment in VME plant or equipment and can continue to provide VME technology while pursuing additional technologies.

APPLIED TECHNOLOGY

     The Company applies a wide range of advanced technology to assist customers across the military services in meeting their critical mission requirements. The Company's highly qualified professional staff provides state-of-the-art scientific, engineering, technical, logistics, program and financial management support. The Company also has a well-qualified support staff with backgrounds in the various systems and technologies being supported. The Company believes that its qualifications and experience distinguish it from competitors in the aviation systems area and make it a pre-eminent support contractor for aviation systems engineering and program management. The Company's applied technology business represented 13.2% of revenues for fiscal 1998 (or 24.6% of revenues for the Company's fourth quarter, which includes all acquired companies for the full period).

     SYSTEMS ENGINEERING. The Company provides systems engineering and integration support for a diverse range of surveillance, reconnaissance and radar systems. The Company develops and validates software; provides system-level survivability analysis and solutions; applies advanced corrosion inspection and control methodologies; supports the development of advanced materials, including composites; and provides flight test planning and related range management support. Most of the Company's contracts are not project-specific and provide for support to a variety of platforms and systems. The Company provides systems engineering, systems integration and system test support to U.S. Army, U.S. Navy and U.S. Air Force aviation platforms and systems, and many of the afloat ships of the U.S. Navy. Services provided include development or review of specifications, requirements analysis, system and/or subsystem design, hardware and software engineering, human factors engineering, test planning and test support.

     The Company's expertise in systems engineering permits it to develop innovative solutions to engineering problems. The Company has participated in the design, development, fabrication, installation and test of several U.S. Navy airborne reconnaissance systems including the F-14 tactical airborne reconnaissance pod system (currently in use by the fleet, and still supported by the Company's personnel), and long focal length electro-optical systems currently in use for drug interdiction and surveillance. The Company's unique knowledge of survivability was recently applied to develop an approach for flight-line testing of specific aircraft characteristics which previously required specialized laboratory test equipment.

     The Company's expertise in materials engineering is currently being applied to inspection, detection and correction of corrosion problems on U.S. Army helicopter systems. Sophisticated digital imaging systems are being employed to locate corrosion in areas that were previously inaccessible without major disassembly of the airframe. The U.S. Army has requested that the Company's personnel visit remote overseas bases regularly to assist and train U.S. Army personnel in corrosion control procedures.

     The Company is currently working on construction of a man-in-the-loop simulation for the Navy F/A-18E/F program. A simulator will be used to demonstrate the performance benefits of a new active electronically scanned array radar system. The simulator will also be used to develop operator controls and to develop the human/machine interface for the new "split cockpit" aircraft. The Company has also recently added a modeling and simulation capability to support U.S. Army rotary-wing test programs.

     LIFE-CYCLE SUPPORT. The Company provides a broad range of logistics analysis and life-cycle support services to U.S. Army, U.S. Navy, U.S. Air Force and Federal Aviation Administration activities. The Company's professional staff is well versed in the various elements of logistics that apply across the life cycle of a military system from concept development through operational use and into retirement. Many of the Company's personnel have previous military operations and maintenance experience directly applicable to the systems being supported for the Company's customers. The Company's professionals have developed specialized software tools for system configuration control and tracking. The Company-developed Resource Allocation Management Plan is used by the U.S. Navy F-14 Program Office to track the status of the entire F-14 fleet. Under contract to the U.S. Army, the Company's engineers and scientists are reviewing technical manuals for aircraft, tracked vehicles, and watercraft to find all uses of ozone depleting chemicals and certain hazardous materials and to identify appropriate replacements.

     PROGRAM MANAGEMENT. The Company provides a broad range of program management support services to a variety of U.S. Army, U.S. Navy, and U.S. Air Force programs. The Company has implemented an Earned Value Management ("EVM") Program for the F-14 Program at both the Naval Air Warfare Center Weapons Division in Point Mugu, California and the Naval Aviation Depot in Jacksonville, Florida. With EVM, the program office can track progress and cost of major system upgrades against schedule and budget and to take appropriate corrective actions promptly. Significant cost savings (in excess of $1 million) were achieved during the first year of EVM implementation. The Company also provides budget and financial management and cost estimating support to the Cruise Missile Program Office, to the B-2 program, and to the Naval Air Warfare Center Aircraft Division. The Company has recently expanded its financial management support into the commercial sector with a contract from Navistar in Sidney, Ohio.

     The Company has provided in-depth management and engineering support for the U.S. Navy EA-6B Improved Capability Modifications Program. The Company's personnel supported these acquisitions from specification development through procurement. Currently, the Company is supporting integration and test planning, reviewing proposed changes to technical manuals, updating program environmental documentation, researching weight and balance issues and preparing for preliminary design review.

     The Company has a team of over 100 professional, technical, and administrative personnel providing technical and management support at Eglin Air Force Base. The Company has received outstanding evaluations for every evaluation period of this four-year contract. The Company's personnel provide a range of management and engineering services related to Air Force weapons testing. Some recent examples include: supporting preparation of a joint strike fighter weapons roadmap including associated development and production schedules; updating a master schedule for sub-scale aerial targets; time-phased production; and providing mission preparation, post-mission reporting, and test management services for airborne testing of F-15 avionics.

     The following are significant applied technology contracts and programs:

          - The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy in May 1998 to provide systems engineering and technical services which include analysis, development, and integration of warfare systems into Naval aircraft. The subcontractors working under this contract consist of Arinc, DCS, Eagan McCallister, Information Spectrum,

            Inc., Mantech Systems, Jorge Scientific, and Averstar, Inc. The contract had a backlog of approximately $61.3 million at September 30, 1998.

          - The Company is the prime contractor under a three-year time and materials contract awarded by the U.S. Air Force in March 1998 to provide omnibus advisory and assistance services to the Aeronautical Systems Center. The contract team includes, as subcontractors, HJ Ford Associates, Veridian and Delex Systems. The contract had a backlog of approximately $49.8 million at September 30, 1998.

PRODUCTS

     The Company has developed communication systems and software products which have both military and commercial applications.

     The Company has developed two communication software products, INFORMATION 2000 and ThorComm, that have both military and commercial application. INFORMATION 2000 is a Microsoft Exchange based product which takes advantage of existing COTS technology, while adding significant messaging, file transfer and database query capabilities. INFORMATION 2000 improves upon existing SALTS technology currently in use by the U.S. Navy. The Company believes that INFORMATION 2000, the associated communication protocol and the data base access capabilities have significant commercial applications. ThorComm is a communications software product that permits reliable and efficient TCP/IP data communications between land, sea and air units in half-duplex mode. This PC to PC data transfer can support the exchange of tactical data between a designated host and supporting forces using satellite links. ThorComm predecessor software, BGIXS, is currently in use in both the U.S. Navy and the UK Royal Navy. There can be no assurance that the Company's products will achieve market acceptance or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.

DEVELOPING TECHNOLOGIES

     MICROMACHINING TECHNOLOGY. The Company has sponsored independent research and development in the area of micromachining technology since 1994. Micromachining technology utilizes the processing of CMOS and GaAs materials to produce devices such as thermopiles and associated bridge and display components on a single substrate. Although the Company believes that this technology may have a variety of applications, the Company is currently focusing on RF power measurement. Using this technology, a sensor may be placed in a radome of a satellite antenna to accurately monitor transmitted power. The Company plans to target the market for compact, low cost, accurate power sensors.

     TAGGING TECHNOLOGY. The Company is in the process of leveraging its U.S. Navy experience in the development of remote tagging devices into a range of commercial and military applications. This technology will utilize inexpensive tag devices that will be attached to an item or person of interest. For instance, the tag device may be used for the tracking of freight or any high value merchandise. The information incorporated in a tag can be read remotely in response to an interrogation or the tag can report at predetermined times. For the Company's applications this involves RF links to the tags and the remoting distances can be a few feet or thousands of miles depending on the communication link used.

MARKETING

     The Company's operations group is primarily responsible for marketing its services and products, including the development and execution of marketing plans, proposal presentations and the performance of related tasks. The Company's marketing activities are conducted by its professional managers who have technical expertise and whose efforts are supplemented by the Company's staff of engineers, scientists and analysts. The Company's personnel use customer contacts, attend new business briefings sponsored by government agencies and review publications such as Commerce Business Daily for contracting opportunities and to learn of new business opportunities. These activities are augmented by professional market research and proposal development capabilities within the Company. The Company also participates in several major trade shows, both domestic and international, that showcase applicable technologies.

     One of the Company's primary marketing strategies is to anticipate and understand the changing needs of its customers and then to be prepared to meet those needs as they arise in new programs or in new program functions. The Company believes that its experience in providing services to the U.S. Navy enhances its ability to understand and anticipate the U.S. Navy's needs. With the DOD's move to joint operations, the Company's depth of experience has allowed it to gain new customers in all of the military services. The Company emphasizes customer satisfaction, as evidenced by its ability to retain customers such as the U.S. Navy since the Company's inception in 1987. In fiscal 1996, the Company won a major contract recompetition as the prime contractor on an engineering services and support contract for which it originally served as a subcontractor. Under this recompete contract, the Navy made the award to the Company as the prime contractor, although the Company is substantially smaller than the prime contractors on the original contracts.

GOVERNMENT CONTRACTS

     In general, the Company's business with the government (as both a prime contractor and a subcontractor) is performed under cost reimbursement contracts, time and materials contracts or fixed price contracts. Cost reimbursement contracts, including cost plus fixed fee contracts, provide for the reimbursement of costs (to the extent allowed under federal regulations) plus the payment of a fixed fee. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed (without fee) for travel and other direct expenses at actual cost plus applied indirect, general and administrative expense. Under fixed price contracts, it agrees to perform certain work for a fixed price and, accordingly, realizes the financial benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. The majority of the Company's revenues from government contracts are derived from cost plus fixed fee and time and materials contracts.

     The Company has several multi-year contracts with U.S. government agencies to provide communication systems services and support, information technology services and systems integration services and support. Typically, these contracts require the Company to provide a broad range of services and support, as requested by the customer, which may include systems engineering, production support, management information systems services and support and program operational support. Each contract generally provides an estimate of the number of staff years that the government agency believes will be utilized each year under the contract. The Company receives specific work assignments under the contract on an as-identified basis through the issuance by the U.S. government of task orders setting out the specific work to be performed, the staff years allocated to the task and the estimated cost, fee and travel allocated to such task. Payments are made to the Company incrementally during the performance of each task. In order to plan for orderly performance under a contract, it is not unusual, prior to or at the commencement of each government fiscal year during the term of the contract, for the U.S. government and the Company to define proposed tasks to be completed under the contract during the coming fiscal year.

     Under the Company's GSA Schedule Contracts, government agencies may purchase, at prices approved by the GSA, hardware and software integration, systems engineering, automated data processing services, hardware and software, repair (service and parts) and training, without further competitive bidding. Products that the Company can provide under the GSA Schedule Contracts must be approved by the GSA prior to being offered to end-users. Also, at the time the contract was initially awarded and at each contract renewal, prices to end-users under the contract are set for the duration of the contract at a specified level or specified levels varying over time. The contract is a fixed price contract and does not have any pre-set delivery schedules or obligation to purchase any significant amount of goods or services. The GSA Schedule Contracts are renewable every five years and each of the current contract terms expire in 1999. The Company believes that the GSA Schedule Contracts will be renewed, although there can be no assurance to this effect. For fiscal 1998, approximately 21.7% of the Company's revenues were derived from GSA Schedule Contracts.

     The Company currently has a total of seven blanket purchase agreements ("BPAs") with federal agencies. A BPA is a simplified but non-mandatory, fixed price, contract for the government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into BPAs for similar products with several companies. BPAs generally include a list of products at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPAs are often paid for with a government-issued credit card.

     In 1996, the GSA authorized agencies to enter into BPAs with GSA Schedule holders. The GSA-authorized BPAs incorporate many terms and conditions of the GSA Schedule Contracts, and incorporate many products offered on the GSA Schedule Contracts, often at lower prices than available on the GSA Schedules. The Company normally enters into separate agreements with vendors in order to offer reduced BPA prices to the government. The BPA sales vehicle allows the Company to focus specific vendor relationships on specific sets of customers.

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

     Approximately 8.8% of the Company's revenues in fiscal 1998 were generated through small business set-aside programs. The Company no longer is eligible to participate in some of these programs and, as its revenues and size expand, it will lose its eligibility to participate in more of these programs. There can be no assurance that the Company will be able to replace revenues from these contracts. The Company's contractual costs and revenues also are subject to audits and adjustments by negotiation between it and the Defense Contract Audit Agency ("DCAA") and other government auditors. As part of the audit process, the DCAA verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. The Company was audited by DCAA for contract performance through fiscal 1994 under all of its government contracts, which resulted in immaterial adjustments to its revenues under the contracts audited. However, there can be no assurance that future audits will not result in material adjustments to the Company's revenues.

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

BACKLOG

     Many of the Company's contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of the Company's contract backlog. The Company's total contract backlog represents management's estimate of the aggregate unearned revenues expected to be earned by the Company over the life of all of its contracts, including option periods. Because many factors affect the scheduling of projects, there can be no assurance as to when revenues will be realized on projects included in the Company's backlog. In addition, although contract backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer under the termination for convenience clause would entitle the Company to all or a portion of its costs incurred and potential fees to the date of cancellation.

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

                                                        SEPTEMBER 30,
                                                ------------------------------
                                                  1996       1997       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
BACKLOG COMPONENT
Funded........................................  $  6,437   $  5,323   $ 57,454
Unfunded......................................   132,803    141,314    456,592
                                                --------   --------   --------
          Total...............................  $139,240   $146,637   $514,046
                                                ========   ========   ========

     The Company believes that approximately 37.4% of its backlog as of September 30, 1998 will result in revenues in fiscal 1999. However, the Company also believes that backlog is not necessarily indicative of future revenues. The Company's backlog typically is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether funded or unfunded, may be terminated at the convenience of the government.

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

     Because its communication services business is specialized and the Company is a leader in the portion of the communication business it pursues, the market for this business is somewhat less competitive than the markets for its information systems businesses. In satellite communication systems and services, the Company competes against technical services companies in the defense industry, including Computer Sciences Corporation, Science Applications International Corporation and Booz-Allen and Hamilton, Inc. In its other business areas, the Company competes against a vast array of technical services companies, computer manufacturers, systems integrators and product resellers and distributors.

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

     As of September 30, 1998, the Company had 1,905 employees. The Company believes that its relations with its employees are good. None of the Company's employees is covered by collective bargaining agreements.

     There is significant competition for employees with the communication and information technology skills required to perform the services the Company offers. The Company's success will depend in part upon its ability to attract, retain, train and motivate highly skilled employees, particularly in the area of information technology.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's headquarters occupies approximately 23,148 square feet at 10089 Lee Highway, Fairfax, Virginia. This space is provided under the terms of a lease from 10089 Management, a related party to the Company, that expires August 31, 2003. In the United States, the Company, including SEMCOR, AMI, ISC and RFM, occupies an aggregate of approximately 316,000 square feet of office space. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company currently is not a party to any legal proceedings, which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal year 1998 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Prior to the quotation of the Common Stock on the Nasdaq National Market beginning on June 27, 1997, there was no established trading market for the Common Stock. The following table sets forth the high and low sales prices of the Common Stock as reported by the Nasdaq National Market, where the Common Stock trades under the symbol "ACSC."

                                                             HIGH       LOW
                                                            -------   -------
FISCAL YEAR ENDED SEPTEMBER 30, 1997
  Third Quarter (from June 27, 1997)......................  $ 8.250   $ 7.500
  Fourth Quarter..........................................   13.000     7.500
FISCAL YEAR ENDED SEPTEMBER 30, 1998
  First Quarter...........................................  $12.750   $ 8.000
  Second Quarter..........................................   12.000     8.000
  Third Quarter...........................................   14.938    10.500
  Fourth Quarter..........................................   12.875     7.750

     On December 10, 1998, the closing price of the Company's Common Stock was $11.875 per share. As of December 10, 1998, there were approximately 85 holders of record of Common Stock. The Company believes that there are over 5,500 beneficial owners of Common Stock.

  Dividend Policy

     The Company does not anticipate declaring or paying cash dividends in the foreseeable future. In addition, the Company's existing credit facility contains provisions which could have the effect of limiting its ability to pay cash dividends. See "Note 10 of the Consolidated Financial Statements."

  Recent Sales of Unregistered Securities

     In November 1997, the Company issued 475,000 shares of Common Stock to the shareholders of ISC in connection with its acquisition of all the outstanding shares of ISC Common Stock. The offering was exempt from registration under
Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. See "Business."

ITEM 6.  SELECTED FINANCIAL INFORMATION.

                                                            YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                 1994      1995      1996     1997(3)     1998
                                                -------   -------   -------   -------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues......................................  $19,106   $23,724   $31,665   $52,194   $107,752
Direct costs..................................   11,418    14,815    19,307    37,687     69,847
Indirect, general and administrative
  expenses....................................    7,177     8,202    10,253    11,128     28,834
                                                -------   -------   -------   -------   --------
Income from operations........................      511       707     2,105     3,379      9,071
Interest expense..............................     (125)     (185)     (257)     (136)    (1,918)
Other income, net.............................       52        52        57       153         82
                                                -------   -------   -------   -------   --------
Income before taxes...........................      438       574     1,905     3,396      7,235
Provision (benefit) for income taxes..........       --        --        --      (250)     2,861
                                                -------   -------   -------   -------   --------
Net income....................................  $   438   $   574   $ 1,905   $ 3,646   $  4,374
                                                =======   =======   =======   =======   ========
Net income per share - basic..................                      $  0.51   $  0.85   $   0.61
                                                                    =======   =======   ========
Net income per share - diluted................                      $  0.50   $  0.84   $   0.60
                                                                    =======   =======   ========
Weighted average shares outstanding - basic...                        3,733     4,306      7,221
                                                                    =======   =======   ========
Weighted average shares
  outstanding - diluted.......................                        3,806     4,352      7,326
                                                                    =======   =======   ========

PRO FORMA STATEMENT OF OPERATIONS DATA FOR FISCAL YEAR 1994 THROUGH 1997:
Income before taxes...........................  $   438   $   574   $ 1,905   $ 3,396
Pro forma income taxes(1).....................      175       229       743     1,305
                                                -------   -------   -------   -------
Pro forma net income..........................  $   263   $   345   $ 1,162   $ 2,091
                                                =======   =======   =======   =======
Pro forma net income per share - basic........                      $  0.28   $  0.45
                                                                    =======   =======
Pro forma net income per share - diluted......                      $  0.27   $  0.44
                                                                    =======   =======
Pro forma weighted average shares
  outstanding - basic(2)......................                        4,212     4,682
                                                                    =======   =======
Pro forma weighted average shares
  outstanding - diluted(2)....................                        4,286     4,729
                                                                    =======   =======

                                                            YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                 1994      1995      1996      1997       1998
                                                -------   -------   -------   -------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.............................  $ 2,616   $ 2,716   $ 5,387   $ 9,526   $ 21,436
  Total assets................................    6,798     6,987    13,117    26,212    119,735
  Total debt..................................    2,031     1,821     2,688        --     38,274
  Stockholders' equity........................    2,006     2,497     4,375    13,828     44,883

---------------
(1) Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable rates as if the Company had not elected S corporation status for the periods indicated.

(2) The pro forma weighted average shares outstanding is based on: (i) the weighted average shares outstanding during the period, assuming the dilutive effect of all options outstanding for diluted pro forma net income per share; and (ii) the assumed sale of a sufficient number of shares of Common Stock necessary to fund the distribution of all undistributed S corporation earnings in excess of the preceding twelve months earnings, through the date of the offering.

(3) Excludes a one-time, non-cash charge of acquired in-process research and development costs incurred in connection with acquisition of RFM totaling $1.9 million or $0.25 per share on an after tax basis.

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

OVERVIEW

     The Company provides communications, information systems and applied technology services and solutions, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. The Company operates primarily in three interrelated areas: communication services, information systems and applied technology. The Company has been profitable since its inception in 1987, and has achieved a compound annual growth rate in revenues of 54.6% over the past five fiscal years, with its substantial growth in fiscal year 1998 attributable to acquisitions.

     The Company's backlog, including both funded and unfunded backlog, was $514.0 million at September 30, 1998. The Company's acquisitions were primarily responsible for the increase in backlog from fiscal 1997 to fiscal 1998. Many of the Company's contracts are funded from year to year, based primarily on the procuring company's or agency's fiscal requirements. The estimated backlog under a government contract is not necessarily indicative of revenues that will actually be realized under that contract. Many of the Company's contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of the Company's contract backlog. Congress normally appropriates funds for a given program on a fiscal year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the procuring agency as appropriations are made by Congress in subsequent fiscal years. There can be no assurance that Congress will appropriate funds or that procuring agencies will commit funds to the Company's contracts for their anticipated terms. In addition, most of the Company's government contracts have a base term of one year and a number of option years. There can be no assurance that the government will extend a contract through its option years. Many of the Company's large contracts require that the Company supply services upon request, and the Company receives no payments under these contracts until such services are requested and performed. There can be no assurance that cancellations or scope adjustments of these contracts might not occur or that the Company's services under these contracts will be requested at the anticipated levels in the future. See "Business -- Government Contracts" and "Business -- Backlog."

     Revenues, by dollar and percentage, from the Company's three interrelated areas and three major types of customer are given below:

                                                             YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------
                                                 1996                  1997                  1998
                                          -------------------   -------------------   -------------------
                                                              (DOLLARS IN THOUSANDS)
SERVICES PROVIDED
Communication Services..................  $20,422       65%     $30,854       59%     $ 59,424      55%
Information Systems.....................   11,243       35       21,340       41        33,980      32
Applied Technology......................       --       --           --       --        14,348      13
                                          -------      ---      -------      ---      --------     ---
          Total.........................  $31,665      100%     $52,194      100%     $107,752     100%
                                          =======      ===      =======      ===      ========     ===
CUSTOMER TYPE
U.S. Government.........................  $28,607       90%     $48,284       92%     $ 97,463      90%
Commercial..............................      848        3        1,997        4         9,422       9
International...........................    2,210        7        1,913        4           867       1
                                          -------      ---      -------      ---      --------     ---
          Total.........................  $31,665      100%     $52,194      100%     $107,752     100%
                                          =======      ===      =======      ===      ========     ===

     The Company's operating margin is affected by, among other things, the mix of contract types (cost reimbursement, fixed-price or time and materials) as well as the proportion of revenues from higher margin commercial and international sales. Additionally, SEMCOR, the Company's most recent acquisition, historically has experienced lower operating margins than the Company, and therefore this acquisition is likely to lower the Company's future operating margins. A significant portion of the Company's contracts are cost reimbursement contracts, under which the Company is reimbursed for all actual costs, plus a fee or profit. The financial risks under these contracts generally are lower than those associated with other types of contracts, and margins also are typically lower. The Company has also been awarded fixed-price contracts by the government. Such contracts carry higher financial risks because the Company must deliver the contracted services below the fixed price in order to earn a profit. For those companies with low cost structures, these contracts offer the opportunity for higher profit margins. The following table summarizes the percentage of revenues attributable to each contract type for the periods indicated:

                                                                 YEAR ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                             1996   1997   1998
                                                             ----   ----   ----
Cost reimbursement.........................................   68%    59%    41%
Fixed price................................................   25     35     22
Time and materials.........................................    7      6     37
                                                             ---    ---    ---
          Total............................................  100%   100%   100%
                                                             ===    ===    ===

     Revenues on cost plus fixed fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenues on time and materials contracts are recognized at the contractual rates as labor hours and direct expenses are incurred. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.

     The Company's two significant U.S. Navy communication services contracts and programs accounted for approximately 15.9% of revenues for fiscal 1998. Although the Company intends to expand its commercial and international sales, a relatively small number of contracts are likely to continue to account for a significant portion of the Company's future revenues.

     Government contracts, including the Company's GSA Schedule Contracts, by their terms, generally can be terminated at any time by the government without cause. If a government contract is so terminated, the Company generally would be entitled to receive compensation for the services provided or costs incurred up to the time of termination and a negotiated amount of the profit on the contract to the date of termination.

Termination of any of its large government contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

     Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on the Company's business, financial condition and results of operations or increase its costs of competing for or performing government contracts. Any violation of these regulations could result in the termination of the contracts, imposition of fines and/or debarment from award of additional government contracts. Most government contracts are subject to modification or termination for the convenience of the government in the event of changes in funding, and the Company's contract costs and revenues are subject to adjustment as a result of audits by the DCAA and other government auditors. The award of government contracts also is subject to protest by competitors which can result in the re-opening of the bidding process, unanticipated legal costs or the award of a contract to a competitor.

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

     Approximately 8.8% of the Company's revenues in fiscal 1998 were generated through small business set-aside programs. The Company no longer is eligible to participate in some of these programs and, as its revenues and size expand, it will lose its eligibility to participate in more of these programs. There can be no assurance that the Company will be able to replace revenues from these contracts.

     The Company also derives significant revenues from sales under the GSA Schedule Contracts. For fiscal 1998, approximately 21.7% of the Company's revenues were derived from the GSA Schedule Contracts. The government has no obligation to purchase any significant amount of goods or services under the contracts and there can be no assurance as to the actual level of sales that will be derived from the contracts. The GSA Schedule Contracts are fixed price contracts, which impose greater financial risk on the Company than cost reimbursement or time and materials contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce the Company's profit or cause a loss. In addition, the GSA Schedule Contracts are renewable every five years by the government. The Company's current GSA Schedule Contracts expire beginning in March 1999 through August 2002. There can be no assurance that the GSA Schedule Contracts will be renewed, and the Company's inability to renew or replace the GSA Schedule Contracts could have a material adverse effect on its business, financial condition and results of operations.

     The Company generally uses commercially available products in its systems integration business, which are generally available from several sources. The Company has generally been able to obtain adequate supplies from its current suppliers in a timely manner. The Company believes that, in most cases, alternate vendors can be found if its current suppliers are unable to fulfill its needs.

     During fiscal 1998, revenues from international business amounted to 1% of revenues. The vast majority of the Company's international business revenues are derived from sales of the Company's products to foreign navies and the performance of services related to such sales. Because international business to date has had higher profit margins than U.S. government business, an inability to obtain future international business could adversely affect the Company's future operating margin. Because both the Company's expenses and its revenues from its international business are generally denominated in U.S. dollars, the Company does not believe that its operations are subject to material risks associated with currency fluctuations.

     A part of the Company's business strategy calls for growth through acquisitions. The Company has successfully completed four acquisitions: SEMCOR in June 1998, AMI in February 1998, ISC in November 1997 and RFM in August 1997. Since the respective dates of the acquisitions, the Company has been integrating these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government and commercial clients. There can be no assurance that the anticipated benefits from such acquisitions will be realized, that the Company will operate the acquired businesses profitably in the future or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the business, financial condition and results of operations of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate acquired business operations. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's common stock or the incurrence of additional indebtedness and could have a dilutive effect on the Company's net income per share.

     The Company's revenues have increased over the past five fiscal years at a compound annual rate of 54.6%. Continued growth could place a significant strain on the Company's limited personnel, management, financial controls and other resources. The Company's ability to manage any future expansion effectively will require it to attract, retain, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems and controls and facilities. The Company's failure to manage any expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues..................................................    100.0%    100.0%    100.0%
Direct costs..............................................     61.0      72.2      64.8
Indirect, general and administrative expenses.............     32.4      21.3      26.8
Acquired in-process R&D costs.............................     --         3.7      --
                                                              -----     -----     -----
Income from operations....................................      6.6       2.8       8.4
Other income (expense), net...............................     (0.6)     --        (1.7)
                                                              -----     -----     -----
Net income................................................      6.0       2.8       6.7
Income taxes(1)...........................................      2.3       1.0       2.7
                                                              -----     -----     -----
Net income(1).............................................      3.7%      1.8%      4.0%
                                                              =====     =====     =====

---------------
(1) Prior to June 25, 1997, the Company elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. For the years ended September 30, 1996 and 1997, the results of operations reflect pro forma federal and state income taxes based on applicable rates as if the Company had not elected S Corporation status for years ended September 30, 1996 and 1997. Amounts for the year ended September 30, 1998, are based on actual results.

  FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues increased 106.5% or $55.6 million, to $107.8 million for fiscal 1998 from $52.2 million for fiscal 1997. The increase was principally due to the acquisition of SEMCOR, AMI and ISC in 1998 and RFM in late 1997. The increase in revenue, in part, was offset by decreases in system integration and subcontract revenues.

     Direct costs include labor costs; related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $69.8 million for fiscal 1998 from $37.7 million for fiscal 1997 primarily due to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, decreased to 64.8% for fiscal 1998, from 72.2% for fiscal 1997, primarily due to a decrease in the proportion of revenues coming from systems integration services. These services have higher direct costs than other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

     Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect, general and administrative expenses increased to $28.8 million for fiscal 1998 from $11.1 million for fiscal 1997. The increase was primarily due to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, increased to 26.8% for fiscal 1998, from 21.3% for fiscal 1997, due to the amortization of intangible assets, primarily goodwill, resulting from the Company's acquisitions and lower proportion of system integration revenues. Goodwill increased to $45.7 million for fiscal 1998 from $1.7 million for fiscal 1997 due to acquisitions.

     Income from operations increased six fold, to $9.0 million for fiscal 1998, from $1.5 million for fiscal 1997, primarily due to increased operating results from the acquisitions and the write-off of acquired in-process research and development costs of $1.9 million in 1997. As a percentage of revenues, income from operations increased to 8.4% for fiscal 1998, from 2.8% for fiscal 1997, principally due to increased revenues from fixed-price and time-and-materials contracts which typically carry higher margins. The lower operating margin in 1997 resulted from the write-off of acquired in-process research and development costs.

     Other income (expense), net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $1.9 million and $136,000 for fiscal 1998 and 1997, respectively. The increase in interest expense resulted primarily from the amounts borrowed to fund the AMI and SEMCOR acquisitions. The $19.5 million borrowed to finance the purchase of AMI was repaid in May 1998 with the proceeds of the Company's public offering of its common stock. Interest income was $82,000 and $153,000 for fiscal 1998 and 1997, respectively.

     The Company's effective tax rate was 39.5% for fiscal 1998. The Company's pro forma effective tax rate was 38.4% for fiscal 1997. This increase is primarily due to the increase in the average effective state income tax rates.

  FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues increased 64.8%, or $20.5 million, to $52.2 million for fiscal 1997, from $31.7 million for fiscal 1996. The increase was due to a $10.0 million increase in revenues from communication systems and information technology services, primarily under contracts with the U.S. Navy, and a $10.5 million increase in revenues from systems integration services.

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

     Indirect expenses and general and administrative expenses increased to $11.1 million for fiscal 1997 from $10.3 million for fiscal 1996. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 21.3% for fiscal 1997 from 32.4% for fiscal 1996, due to the higher proportion of systems integration revenues, which typically have lower associated indirect expenses.

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

                                                         THREE MONTHS ENDED
                                                           (IN THOUSANDS)
                       ---------------------------------------------------------------------------------------
                                      FISCAL 1997                                  FISCAL 1998
                       ------------------------------------------   ------------------------------------------
                       DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,
                         1997       1997       1997       1997        1997       1998       1998       1998
                       --------   --------   --------   ---------   --------   --------   --------   ---------
Revenues.............   $9,066    $12,064    $14,379     $16,685    $14,170    $18,380    $25,848     $49,354
Direct costs.........    6,038      8,708     10,432      12,509      9,131     11,859     16,374      32,483
Indirect, general and
  administrative
  expenses...........    2,442      2,583      3,040       3,063      3,933      4,888      7,309      12,704
Acquired in-process
  R&D costs..........       --         --         --       1,910         --         --         --          --
                        ------    -------    -------     -------    -------    -------    -------     -------
Income from
  operations.........   $  586    $   773    $   907     $  (797)   $ 1,106    $ 1,633    $ 2,165     $ 4,167
                        ======    =======    =======     =======    =======    =======    =======     =======
                                                    (AS A PERCENTAGE OF REVENUES)
Revenues.............    100.0%     100.0%     100.0%      100.0%     100.0%     100.0%     100.0%      100.0%
Direct costs.........     66.6       72.2       72.6        75.0       64.4       64.5       63.3        65.8
Indirect, general and
  administrative
  expenses...........     26.9       21.4       21.1        18.4       27.8       26.6       28.3        25.8
Acquired in-process
  R&D costs..........       --         --         --        11.4         --         --         --          --
                        ------    -------    -------     -------    -------    -------    -------     -------
Income from
  operations.........      6.5%       6.4%       6.3%       (4.8)%      7.8%       8.9%       8.4%        8.4%
                        ======    =======    =======     =======    =======    =======    =======     =======

     The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects, expenditures required by the Company, delays, employee utilization rates, adequacy of provisions for losses, accuracy of estimates of resources required to complete ongoing projects and general economic conditions. Demand for the Company's products and services in each of the markets it serves can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond the Company's control. In addition, the Company's sales tend to be seasonal, with the Company's fourth quarter generally accounting for the greatest proportion of revenues each year, based to a large extent on the uneven government purchasing patterns. Due to all of the foregoing factors, it is possible that in some future period the Company's results of operations will fall below the expectations of securities analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's inception in 1987, it has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's revolving credit facilities with a commercial bank and the proceeds from the Company's initial public offering in July 1997 and its public offering in May 1998.

     The Company generated cash from operating activities of $1.6 million for fiscal 1998, resulting primarily from net income, non-cash depreciation and amortization and increases in accrued expenses, partially offset by increases in contract receivables. The increase in contract receivables was due to increases in revenue recognized on contracts for which billings had not been presented to the customer, particularly on a contract with the Australian Navy. The Australian Navy currently is contesting its obligation to pay $1.7 million under its contract with the Company. The Company plans to pursue vigorously all available remedies to enforce payment of such amount.

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

     The principal use of cash for investing activities has been for the purchases of computers and equipment and the acquisitions of AMI and SEMCOR. The purchases of computers and equipment totaled $2.5 million and $678,000 for fiscal 1998 and 1997, respectively. Further, the Company invested $2.3 million in software development costs for its communications products, including the latest Microsoft Exchange-based product, INFORMATION 2000 and its software product for patient education, Impact, in fiscal 1998. In February 1998, the Company acquired AMI for $19.5 million in cash and additional contingent payments for each of two consecutive twelve month periods following the closing date of the acquisition up to a maximum of $5.25 million for each period based on achievement of certain financial goals. In June 1998, the Company acquired SEMCOR for an adjusted purchase price of $38.1 million and additional contingent payments for the six-month period ending December 31, 1998, up to a maximum of $5 million and for the twelve-month period ending December 31, 1999, up to a maximum of $10 million based on the achievement of certain financial goals.

     In February 1998, the Company entered into a line of credit arrangement, consisting of two credit facilities aggregating $35 million, with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. The credit facility was used to finance the acquisition of AMI and to provide for the working capital needs of the Company. The first facility, in an amount up to $15 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends. The Company is currently in negotiations with a commercial bank to increase the line of credit to satisfy working capital needs.

     In June 1998, the line of credit arrangement was increased to $45 million, from $35 million, to finance the acquisition of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998. As of September 30, 1998, the outstanding balance on the credit facilities was $35 million. The

Company currently is negotiating with its bank in order to increase the credit facilities to $60 million for working capital needs.

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

     In connection with the termination of the Company's S corporation status and its initial public offering, the Board of Directors declared a $6.7 million dividend of its previously undistributed S corporation earnings in June 1997. The distribution was made as follows: $3.5 million, in kind, in the form of contract receivables in June 1997, and $3.2 million in cash in July 1997.

     In May 1998, the Company consummated a public offering of 2,000,000 shares of its common stock for $12.375 per share. The offering resulted in net proceeds to the Company of approximately $22.6 million after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds of the offering were used to reduce the debt referred to above that was incurred to finance the acquisition of AMI.

     The Company is regularly evaluating potential acquisition candidates. In February 1998, the Company acquired AMI for $19.5 million in cash and additional earn-out payments upon achievement of certain financial goals in each of the two sequential twelve month periods subsequent to the acquisition up to a maximum of $5.25 million per year. In November 1997, the Company acquired all of the outstanding capital stock of ISC in exchange for 475,000 shares of the Company's Common Stock. In August 1997, the Company acquired all of the outstanding capital stock of RFM for $5.0 million in cash. The consolidated statement of operations includes a $1.9 million charge taken at the time of the acquisition of RFM for acquired research and development costs related to acquired technology that had not reached technological feasibility and that had no alternative future use. In June 1998, the Company acquired SEMCOR for a preliminary purchase price of $38.1 million. In addition, the Company may pay up to an additional $15 million to the shareholders of SEMCOR based on the achievement of certain financial goals by SEMCOR for the six-month period ending December 31, 1998, and the twelve-month period ending December 31, 1999. All four acquisitions have been accounted for as purchases and the financial results of SEMCOR, AMI, ISC and RFM have been included in the results of operations from the dates of the respective acquisitions. For each of the acquisitions, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16

     The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Inflation did not have a material impact on the Company's revenues or income from operations in fiscal 1996, 1997, and 1998.

YEAR 2000 DISCLOSURE

  OVERVIEW

     As is true for most companies, the Year 2000 computer problem creates a risk for the Company. If systems do not correctly recognize the date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk exists primarily in four areas; the Company's internal systems, third parties with which the Company has a material relationship, Company products and Company Year 2000 services.

     In response to the Year 2000 problem and the associated risks, the Company has developed a comprehensive compliance program to evaluate, address and remedy the date related problems with respect to the Company's internal systems, third party relationships, Company products and services. The compliance program is managed by the Company's Chief Technical Officer, and is tailored after the guidance promulgated by the General Accounting Office (GAO) in their publication, Year 2000 Computing Crisis: An Assessment Guide and by the Department of the Navy Year 2000 Action Plan.

     The Company has adopted the following five-phase approach that was endorsed by the GAO and recognized by the U.S. Congress:

     AWARENESS PHASE. The Company's management is familiarized with the scope of the Year 2000 impact, the problem is defined, compliance standards are established and an overall strategy is developed. A Year 2000 program team is formed to organize and implement the Company's Year 2000 compliance program.

     ASSESSMENT PHASE. The Year 2000 team determines the impact on the Company's systems, tools, products and contracts. The team creates an inventory and evaluation of systems that support the core business sectors. Third party service providers are contacted concerning their compliance with the Year 2000 problem with regard to the products and services they provide. The team then prioritizes the conversion or replacement of existing systems that are confirmed to be Year 2000 non-compliant.

     RENOVATION PHASE. The Year 2000 program team rectifies the problems discovered in the assessment phase by modifying or replacing systems that are Year 2000 non-compliant.

     VALIDATION PHASE. The renovated or replaced systems, applications and databases are tested and certified as Year 2000 compliant.

     IMPLEMENTATION PHASE. The renovated or replaced systems are fully implemented and extensive testing is performed to insure coordination with other systems and databases. Backup and recovery plans are put in place.

     The Company anticipates that it will have all internal Year 2000 solutions in place by July 1, 1999. Internal solutions include information technology systems such as local and wide area network systems and non-IT systems such as embedded micro-controllers within facility, security, telephone and other systems.

     The Company is assessing the status of third parties with which it has a material relationship. Third parties include vendors and suppliers of essential hardware, software and services and Company customers who may fund Year 2000 compliance efforts in lieu of contracting services to the Company.

     The Company is assessing the status of its products and Year 2000-related services. All products sold via the GSA schedule are Year 2000 compliant. Other products developed and sold by the Company are being assessed for Year 2000 compliance. The Company also performs Year 2000-related services for both government and industry and is assessing the potential risk to the Company of performing these services and is taking action to mitigate these risks as they are identified.

  COST FOR YEAR 2000 COMPLIANCE

     The Company estimates the cost for Year 2000 compliance to be $550,000. To date, the Company has spent approximately $25,000.

  YEAR 2000 RISKS

     The Company believes that its Year 2000 compliance plan is a comprehensive one. The Company, however, may not be able to identify or remedy all Year 2000 compliance issues with respect to its internal systems, suppliers, customers, products and services. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations.

  CONTINGENCY PLANS

     The Company currently is developing contingency plans. The Company anticipates that its internal systems will be Year 2000 compliant by July 1, 1999. The status of third parties with which the Company has a material relationship and the Companies products and services are being assessed. The Company will continue to develop contingency plans as required to mitigate the effects of delays, if any, in internal systems compliance, third party business interruption, non-compliant Company products and risks associated with providing Year 2000-related services.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. This Statement will not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company has not yet finalized how its segments will be reported or whether and to what extent segment information will differ from information as currently presented. The Company currently believes that the impact of adopting SFAS 131 is not material.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending September 30, 2001. Management believes that this Statement will not have a significant impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................   28
Consolidated Balance Sheets as of September 30, 1998 and
  1997......................................................   29
Consolidated Statements of Operations for the Years Ended
  September 30, 1998, 1997 and 1996.........................   30
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended September 30, 1998, 1997 and 1996.....   31
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1998, 1997
  and 1996..................................................   32
Notes to Consolidated Financial Statements..................   33
SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts............   45
Schedules not listed above have been omitted because they
are not applicable or the information required to be set
forth therein is included in the financial statements or
notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Advanced Communication Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Communication Systems, Inc. (a Delaware corporation) and subsidiaries, as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Communication Systems, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
November 11, 1998

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
ASSETS
Current assets:
Cash and cash equivalents...................................  $  2,457   $ 2,744
Contract receivables........................................    54,059    17,643
Other receivables...........................................       286       154
Income taxes receivable.....................................        --       529
Prepaid expenses............................................       958       296
Inventories.................................................       583       544
                                                              --------   -------
     Total current assets...................................    58,343    21,910
                                                              --------   -------
Property and equipment, net.................................     8,044     1,261
Other assets:
Other related party receivables.............................        88        86
Software development costs, net.............................     3,186       950
Intangibles, net............................................    49,726     1,706
Long-term deferred tax asset................................        --       147
Other non-current assets....................................       348       152
                                                              --------   -------
     Total non-current assets...............................    53,348     3,041
                                                              --------   -------
          Total assets......................................  $119,735   $26,212
                                                              ========   =======
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt...........................  $     87   $    --
Obligations under capital lease.............................     1,100        --
Accounts payable............................................     9,577     3,321
Accrued expenses and other current liabilities..............    22,772     8,838
Billings in excess of revenue...............................     1,208       225
Income taxes payable........................................     1,104        --
Deferred income tax liability...............................     1,059        --
                                                              --------   -------
     Total current liabilities..............................    36,907    12,384
Obligations under capital lease -- long-term................       523        --
Deferred income tax liability -- long-term..................       858        --
Long-term debt..............................................    36,564        --
                                                              --------   -------
     Total liabilities......................................    74,852    12,384
                                                              --------   -------
Commitments (Notes 4 and 13)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding..............        --        --
Common stock, $.01 par value, 40,000,000 shares authorized,
  11,450,000 shares issued at September 30, 1998 and
8,975,000 shares issued at September 30, 1997...............       115        90
Paid-in capital.............................................    41,105    14,409
Retained earnings (deficit).................................     3,991      (382)
Less -- Treasury stock, 2,854,887 shares at September 30,
  1998 and 2,945,000 shares at September 30, 1997...........      (328)     (289)
                                                              --------   -------
     Total stockholders' equity.............................    44,883    13,828
                                                              --------   -------
          Total liabilities and stockholders' equity........  $119,735   $26,212
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
Revenues....................................................  $107,752   $52,194   $31,665
Direct costs................................................    69,847    37,687    19,307
Indirect, general and administrative expenses...............    28,834    11,128    10,253
Write-off of acquired in-process R & D costs (Note 4).......        --     1,910        --
                                                              --------   -------   -------
Income from operations......................................     9,071     1,469     2,105
Interest expense............................................    (1,918)     (136)     (257)
Other income, net...........................................        82       153        57
                                                              --------   -------   -------
Income before taxes.........................................     7,235     1,486     1,905
Provision (benefit) for income taxes........................     2,861      (250)       --
                                                              --------   -------   -------
Net income..................................................  $  4,374   $ 1,736   $ 1,905
                                                              ========   =======   =======
Net income per share -- basic...............................  $   0.61   $  0.40   $  0.51
                                                              ========   =======   =======
Net income per share -- diluted.............................  $   0.60   $  0.40   $  0.50
                                                              ========   =======   =======
Weighted average shares outstanding -- basic................     7,221     4,306     3,733
                                                              ========   =======   =======
Weighted average shares outstanding -- diluted..............     7,326     4,352     3,806
                                                              ========   =======   =======
Pro forma statements of operations data:
     (unaudited-Note 2)
     Income before taxes as reported........................             $ 1,486   $ 1,905
     Pro forma income tax provision.........................                 571       743
                                                                         -------   -------
     Pro forma net income...................................             $   915   $ 1,162
                                                                         =======   =======
     Pro forma net income per share -- basic................             $  0.20   $  0.28
                                                                         =======   =======
     Pro forma net income per share -- diluted..............             $  0.19   $  0.27
                                                                         =======   =======
     Pro forma weighted average shares
       outstanding -- basic.................................               4,682     4,212
                                                                         =======   =======
     Pro forma weighted average shares
       outstanding -- diluted...............................               4,729     4,286
                                                                         =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        ADJUSTMENT
                                                                                            FOR
                                                                                        REDEMPTION
                                                                                       VALUE GREATER
                                                                                           THAN
                                              COMMON STOCK                                AMOUNTS
                                           -------------------   PAID-IN    RETAINED    PAID IN BY     TREASURY
                                             SHARES     AMOUNT   CAPITAL    EARNINGS   STOCKHOLDERS     STOCK      TOTAL
                                           ----------   ------   --------   --------   -------------   --------   -------
BALANCE AT SEPTEMBER 30, 1995............   6,750,000    $ 67    $  5,457   $ 2,642      $ (5,389)      $(280)    $ 2,497
Net Income...............................      --        --         --        1,905        --            --         1,905
Stockholder distributions................      --        --         --          (27)       --            --           (27)
Adjustment for redemption value greater
  than amounts paid in by stockholders...      --        --        11,049     --          (11,049)       --         --
                                           ----------    ----    --------   -------      --------       -----     -------
BALANCE AT SEPTEMBER 30, 1996............   6,750,000      67      16,506     4,520       (16,438)       (280)      4,375
Net Income...............................      --        --         --        1,736        --            --         1,736
Sale of common stock.....................   2,225,000      23      14,341     --           --            --        14,364
Sale of treasury stock...................      --        --         --        --           --              57          57
Purchase of treasury stock...............      --        --         --        --           --             (66)        (66)
Stockholder distributions................      --        --         --       (6,625)       --            --        (6,625)
Translation adjustment...................      --        --         --          (13)       --            --           (13)
Cancellation of stock repurchase
  agreements.............................      --        --       (16,438)    --           16,438        --         --
                                           ----------    ----    --------   -------      --------       -----     -------
BALANCE AT SEPTEMBER 30, 1997............   8,975,000      90      14,409      (382)       --            (289)     13,828
Net Income...............................      --        --         --        4,374        --            --         4,374
Sale of common stock.....................   2,475,000      25      25,922     --           --                      25,947
Sale of treasury stock...................      --        --           589     --           --             (39)        550
Tax benefit attributable to the exercise
  of non-qualified stock options.........      --        --           185     --           --            --           185
Translation adjustment...................      --        --         --           (1)       --            --            (1)
                                           ----------    ----    --------   -------      --------       -----     -------
BALANCE AT SEPTEMBER 30, 1998............  11,450,000    $115    $ 41,105   $ 3,991      $ --           $(328)    $44,883
                                           ==========    ====    ========   =======      ========       =====     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
Cash flow from operating activities:
Net income..................................................  $  4,374   $ 1,736   $ 1,905
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
  Depreciation and amortization.............................     2,264       471       402
  Write-off of acquired in-process research and
     development............................................        --     1,910        --
  Loss on property and equipment............................        --        --         2
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Contract receivables, net..............................    (9,579)   (9,414)   (5,328)
     Other receivables......................................        64       (85)      (18)
     Income taxes receivable................................       529      (636)       --
     Prepaid expenses.......................................       532       (84)     (125)
     Inventories............................................       (39)     (182)       --
     Other related party receivables........................      (221)     (218)      (37)
     Long-term deferred tax asset...........................       147      (147)       --
     Other assets...........................................        40       (80)      (21)
     Accounts payable.......................................    (1,459)      715     1,439
     Accrued expenses and other current liabilities.........     2,242     4,983     1,874
     Billings in excess of revenue..........................       606      (502)       79
     Income taxes payable...................................     1,165        --        (7)
     Deferred income taxes..................................       931       (91)       --
                                                              --------   -------   -------
          Net cash provided by (used in) operating
            activities......................................     1,596    (1,624)      165
                                                              --------   -------   -------
  Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (54,175)   (4,438)       --
  Purchases of property and equipment.......................    (2,492)     (678)     (370)
  Capitalized software development costs....................    (2,339)     (626)       --
  Collection (advances) of notes
     receivable -- stockholders.............................        --       443       (50)
  Increase in intangible assets.............................       (45)       --        --
                                                              --------   -------   -------
          Net cash used in investing activities.............   (59,051)   (5,299)     (420)
                                                              --------   -------   -------
  Cash flows from financing activities:
  Net proceeds from the sale of common stock................    22,647    14,364        --
  Net borrowings repaid.....................................      (884)       --        --
  Net borrowings (repayments) under line of credit..........    35,000    (2,701)      867
  Net repayments of obligations under capital leases........      (145)       --        --
  Stockholder distributions.................................        --    (3,164)      (27)
  Purchase of treasury stock................................        --       (66)       --
  Sale of treasury stock....................................       550        57        --
                                                              --------   -------   -------
          Net cash provided by financing activities.........    57,168     8,490       840
                                                              --------   -------   -------
  Net (decrease) increase in cash...........................      (287)    1,567       585
  Cash and cash equivalents, beginning of period............     2,744     1,177       592
                                                              --------   -------   -------
  Cash and cash equivalents, end of period..................  $  2,457   $ 2,744   $ 1,177
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

Advanced Communication Systems, Inc. (the "Company") was incorporated in 1987 in the state of Delaware. The Company provides communications, information systems and applied technology, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. In August 1997, the Company acquired RF Microsystems, Inc. ("RFM"), a provider of technical and engineering services to the Department of Defense in the areas of communications, navigation, electronic warfare and digital signal systems. In fiscal 1998, the Company acquired Integrated Systems Control, Inc. ("ISC"), a satellite communication engineering company, Advanced Management Incorporated ("AMI"), a provider of a wide range of information technology services and SEMCOR, Inc. ("SEMCOR") a provider of technical and engineering services in the areas of communication services, information and applied technology.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanced Communication Systems, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

  NET INCOME PER COMMON SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement replaces the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of stock options. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts have been restated to conform to SFAS No. 128. No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options.

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

The pro forma weighted average shares outstanding is based on: (i) the weighted average shares outstanding during the period assuming the dilutive effect of all options outstanding for diluted pro forma net income per share and (ii) the assumed sale of a sufficient number of shares of the Company's common stock necessary to fund the distribution of all undistributed S corporation earnings in excess of the preceding twelve months earnings, through the date of the offering.

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

  SUPPLEMENTAL STATEMENTS OF CASH FLOWS DATA

The Company paid income taxes in the amount of approximately $198,000, $608,000 and $14,000 and interest expense of approximately $1,925,000, $136,000 and $251,000 during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company acquired all of the outstanding shares of ISC in exchange for 475,000 shares of the Company's Common Stock (See Note 4).

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

  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and contract receivables. The Company maintains cash and cash equivalents in a high credit quality financial institution. The credit risk with respect to accounts receivable is mitigated because the majority of the Company's contract receivables are due from agencies of the U.S. government, and non-government receivables are comprised of relatively small amounts due from a diverse customer base.

For the years ended September 30, 1998, 1997 and 1996, approximately $97,463,000, $48,284,000, and $28,607,000, respectively, of the Company's revenues were derived from contracts or subcontracts funded by the U.S. government, most of which were funded by the Department of Defense. Government contracts can be terminated at any time by the government without cause, are subject to competitive rebidding process upon expiration, require compliance with various contract procurement regulations and are subject to audit by the Defense Contract Audit Agency and other government auditors.

  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term investments with original maturities of three months or less.

  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over their estimated useful lives, five to seven years, using an accelerated method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease terms. Buildings are depreciated over forty years on a straight-line basis.

  SOFTWARE DEVELOPMENT COSTS

In compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs are capitalized in the accompanying balance sheets. Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

  RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development costs as they are incurred. Research and development expenses for all periods presented were not material except for acquired in-process research and development costs (See Note 4).

  INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consists of the following:

                                                SEPTEMBER 30,
                                               ----------------   AMORTIZATION
                                                1998      1997       PERIOD
                                               -------   ------   -------------
Goodwill.....................................  $45,687   $1,706   15 - 40 years
Customer lists...............................    3,929       --        16 years
Debt financing costs.........................      110       --         2 years
                                               -------   ------
                                               $49,726   $1,706
                                               =======   ======

Debt financing costs represents fees and other costs incurred in connection with the issuance of long term debt. These costs are amortized to interest expense over term of the related debt using the effective interest rate method.

  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including software development costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of September 30, 1998 and 1997, there has been no impairment in the carrying value of long-lived assets.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities in the accompanying financial statements approximate fair value due to the short maturity of these instruments. The carrying amount of long-term debt approximates fair value based on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

  INCOME TAXES

From October 1, 1989 through June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. As a result, no provision for federal and state income taxes has been included in the historical statements of operations prior to June 25, 1997. On June 25, 1997, in connection with the initial public offering, the S corporation status was terminated, thereby subjecting future income of the Company to federal and state income taxes. Subsequent to June 25, 1997, the Company has provided for federal and state income taxes in the statements of operations at the effective tax rates.

3.  OFFERINGS OF COMMON STOCK AND DISTRIBUTIONS TO STOCKHOLDERS:

In July 1997, the Company consummated the initial public offering of its common stock (the "Initial Public Offering"), selling 2,225,000 shares of common stock, including the underwriter's overallotment option of

375,000 shares, for $7.50 per share. The Initial Public Offering resulted in net proceeds to the Company of approximately $14,400,000 after deducting underwriters discounts and offering expenses payable by the Company. In connection with the Initial Public Offering, the Company terminated its S corporation election and made distributions to the pre-Initial Public Offering stockholders of its undistributed S corporation earnings of approximately $6,700,000.

In May 1998, the Company consummated a public offering of 2,000,000 shares of its common stock for $12.375 per share. The offering resulted in net proceeds to the Company of approximately $22,600,000 after deducting underwriting discounts and offering expenses payable by the Company. The majority of the proceeds was used to pay the outstanding debt incurred in the acquisition of AMI (See Note
4).

4.  ACQUISITIONS:

  RF MICROSYSTEMS, INC.

In August 1997, the Company acquired all of the outstanding common stock of RFM for cash consideration of $5,000,000. The acquisition has been accounted for as a purchase, and the financial results of RFM have been included in the results of operations from the date of acquisition. The total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of $1,698,000, which will be amortized over its estimated useful life of 15 years. The consolidated statement of operations includes a $1,910,000 charge, based on a third-party appraisal, taken at the time of the acquisition for acquired in-process research and development costs related to acquired technology that has not reached technological feasibility and that has no alternative future use.

  INTEGRATED SYSTEMS CONTROL, INC.

In November 1997, the Company acquired all the outstanding shares of ISC in exchange for 475,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and accordingly the total purchase price has been allocated to acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of approximately $1,428,000, which will be amortized over its estimated useful life of 30 years.

  ADVANCED MANAGEMENT INCORPORATED

In February 1998, the Company acquired all the outstanding shares of AMI for $19,500,000 in cash and additional contingent payments for each of two consecutive twelve month periods following the closing date of the acquisition up to a maximum of $5,250,000 for each period. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as intangible assets, including goodwill and customer lists, in the amounts of approximately $12,648,000 and $4,100,000, respectively, which will be amortized over their estimated useful lives of 40 and 16 years, respectively.

  SEMCOR, INC.

In June 1998, the Company acquired all the outstanding shares of SEMCOR for a preliminary purchase price of $38,100,000 in cash and additional contingent payments based on the achievement of certain financial goals for the six-month period ending December 31, 1998, up to a maximum of $5,000,000 and for the twelve-month period ending December 31, 1999, up to a maximum of $10,000,000. The acquisition has been accounted for as a purchase, and accordingly the preliminary purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values, based on a third-party appraisal. The excess of the preliminary purchase price over the net assets acquired is being carried as goodwill, in the amount of $30,441,000, and will be amortized over its estimated useful life of 40 years.

The following unaudited pro forma summary presents information as if each acquisition had occurred at the beginning of the fiscal year preceding the period in which the acquisition was consummated. The pro forma information does not necessarily reflect the results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                          YEAR ENDED
                                         ---------------------------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1998            1997            1996
                                         -------------   -------------   -------------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Revenues...............................    $187,759        $181,446         $37,607
Net income.............................    $  4,617        $  3,005         $ 1,294
Net income per share -- basic..........    $   0.64        $   0.58         $  0.31
Net income per share -- diluted........    $   0.63        $   0.57         $  0.30

5.  CONTRACT RECEIVABLES:

Contract receivables consist of the following:

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             1998      1997
                                                            -------   -------
                                                             (IN THOUSANDS)
U.S. government:
     Amounts billed.......................................  $22,088   $ 2,927
     Recoverable costs and accrued profit on progress
       completed; not billed..............................   27,777    11,860
                                                            -------   -------
          Subtotal........................................   49,865    14,787
                                                            -------   -------
Commercial customers:
     Amounts billed.......................................    4,469       904
     Recoverable costs and accrued profit on progress
       completed; not billed..............................      864     1,952
                                                            -------   -------
          Subtotal........................................    5,333     2,856
                                                            -------   -------
Less allowance for doubtful accounts......................    1,139        --
                                                            -------   -------
          Total...........................................  $54,059   $17,643
                                                            =======   =======

6.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Land........................................................  $1,231   $   --
Buildings...................................................   1,946       --
Furniture and equipment.....................................   9,411    2,575
Equipment under capital leases..............................   4,366       --
Leasehold improvements......................................     305       18
                                                              ------   ------
                                                              17,259    2,593
Less accumulated depreciation and amortization..............   9,215    1,332
                                                              ------   ------
Total property and equipment, net...........................  $8,044   $1,261
                                                              ======   ======

7.  SOFTWARE DEVELOPMENT COSTS:

Software development costs consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Cost........................................................  $3,650   $1,311
Less accumulated amortization...............................     464      361
                                                              ------   ------
Total software development costs, net.......................  $3,186   $  950
                                                              ======   ======

Software development costs capitalized were $2,339,000 and $626,000 in the years ended September 30, 1998 and 1997, respectively. Amortization expense for the years ended September 30, 1998, 1997 and 1996 was approximately $103,000, $137,000 and $137,000 respectively.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1998      1997
                                                             -------   ------
                                                              (IN THOUSANDS)
Accrued salaries, benefits and related taxes...............  $ 7,098   $  984
Accrued vacation...........................................    3,243      543
Accrued bonuses............................................      763      310
Accrued subcontractor costs................................    8,841    6,579
Accrued acquisition costs..................................      744       --
Provision for loss contracts...............................    1,391       --
Other accrued expenses and current liabilities.............      692      422
                                                             -------   ------
                                                             $22,772   $8,838
                                                             =======   ======

9.  RELATED-PARTY TRANSACTIONS:

In 1993, the Company entered into a ten-year lease with a real estate management company ("10089 Management") to lease its headquarters facility. The owners of 10089 Management include the principal stockholders of the Company. The lease, which expires on August 31, 2003, requires current rental payments of approximately $27,000 per month, increased annually based on the Consumer Price Index.

10089 Management purchased the headquarters facility, using in part a loan of $1,125,000 from a third party lender, which was guaranteed by the Company. In March 1997, the loan agreement was amended to cancel the guarantee subject to the condition that the initial public offering resulting in net proceeds to the Company of at least $10,000,000. The remaining purchase price was financed through promissory notes from various stockholders due to the Company. Accordingly, this guarantee was terminated upon the closing of the initial public offering in July 1997.

The Company also provides management services for 10089 Management at no cost. Included in other related-party receivables is $88,000 due from 10089 Management for reimbursable operating expenses paid for by the Company.

Certain interest-bearing notes receivable from the principal stockholders of the Company, which amounted to $443,000 at September 30, 1996, were repaid at the time of the initial public offering.

10.  LONG-TERM DEBT:

Notes payable and line of credit consist of the following:

                                                             SEPTEMBER 30,
                                                             --------------
                                                              1998     1997
                                                             -------   ----
                                                             (IN THOUSANDS)
Line of credit:
  $45,000,000 line of credit with a commercial bank
     expiring February 28, 2000............................  $35,000   $--
Notes payable:
  Note payable to bank, interest at 9.9%, due February
     2005, secured by a First Deed of Trust on an office
     building..............................................      964    --
  Note payable to Urban Business Development Corporation,
     interest at 8.575%, due January 2015, guaranteed by
     the Small Business Administration and secured by a
     Second Deed of Trust on an office building............      687    --
                                                             -------   ---
                                                              36,651    --
  Less current maturities..................................       87    --
                                                             -------   ---
                                                             $36,564   $--
                                                             =======   ===

The aggregate maturities or long-term debt in each of the next five fiscal years is as follows (in thousands): $87 in 1999; $35,097 in 2000; $106 in 2001; $115 in 2002; $124 in 2003; and $1,122 thereafter.

  LINE OF CREDIT

In February 1998, the Company entered into a line of credit arrangement, consisting of two credit facilities aggregating $35,000,000, with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. The credit facility was used to finance the acquisition of AMI and to provide for the working capital needs of the Company. The first facility, in an amount up to $15,000,000, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20,000,000, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends. The Company is currently in negotiations with a commercial bank to increase the line of credit to satisfy working capital needs. The Company's subsidiary, ISC, had three notes payable totaling approximately $1,671,000 at the date of acquisition, secured by accounts receivable, equipment and other assets, which were repaid using the above mentioned facility in February 1998.

In June 1998, the line of credit arrangement was increased to $45,000,000, from $35,000,000, to finance the acquisition of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998.

The Company had a line of credit arrangement with a commercial bank under which it could borrow up to a maximum of $5,000,000. The borrowings were limited to 80% of the eligible receivables, as defined, and 90% of eligible government receivables, as defined, and were secured by all assets including inventory, contract receivables and intangibles. Interest was payable monthly, at the bank's prime rate plus a percentage, not more than 0.25%. The agreement contained various covenants requiring the Company to maintain certain financial ratios, each as defined, including tangible net worth, liabilities to tangible net worth, funded debt to operating cash flow and debt service. The agreement also restricted the payment of dividends. The line of credit arrangement expired on February 28, 1998.

At September 30, 1998, and 1997, the Company had $35,000,000 and $0, respectively, outstanding under this arrangement. For the years ended September 30, 1998, 1997 and 1996, interest expense under these credit facilities was approximately $1,410,000, $136,000 and $249,000, respectively, at weighted average interest rates of 8.1%, 8.75% and 8.87%, respectively.

11.  INCOME TAXES:

Following the completion of the Offering, the Company became subject to federal and state income taxes. The following audited information for the year ended September 30, 1998 and unaudited pro forma information for the year ended September 30, 1997, has been determined based upon the provisions of SFAS No.
109. The September 30, 1997 information reflects income tax expense (benefit) that the Company would have incurred had it been subject to federal and state income taxes. The tax provision for the year ended September 30, 1998, is based on actual amounts as the Company was subject to federal and state income taxes for the entire year.

                                                              YEARS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                        1998    1997 (PRO FORMA)
                                                       ------   ----------------
                                                                  (UNAUDITED)
                                                            (IN THOUSANDS)
Income tax provision (benefit)
  Current
  Federal............................................  $1,359         $521
  State..............................................     440           75
Deferred.............................................   1,062          (25)
                                                       ------         ----
                                                       $2,861         $571
                                                       ======         ====

The provision for income taxes results in effective rates which differ from the federal statutory rate as follows:

                                                             SEPTEMBER 30,
                                                        ------------------------
                                                        1998    1997 (PRO FORMA)
                                                        -----   ----------------
                                                                  (UNAUDITED)
Statutory federal income tax rate.....................   34.0%        34.0%
State income taxes, net of federal tax benefit........    5.8          4.9
Other.................................................   (0.3)              (0.5)
                                                        -----        -----
                                                         39.5%        38.4%
                                                        =====        =====

Net operating loss carryforwards of approximately $1,007,000, as of September 30, 1997, were fully utilized in 1998. Under the provisions of SFAS No. 109, the tax effect of the net operating loss carryforwards in 1997, together with net temporary differences, represented a net deferred tax asset for which management reserved 100% of the net operating loss carryforward.

The components of the net deferred tax assets (liabilities) are as follows:

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             1998      1997
                                                            -------   -------
                                                             (IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards........................  $    --   $   386
  Acquired in-process R and D write-off...................      711       729
  Cash to accrual adjustment..............................      846       607
  Accrued vacation........................................      828       116
  Reserves................................................      208        --
  Other...................................................      248       191
                                                            -------   -------
                                                              2,841     2,029
                                                            -------   -------
Deferred tax liabilities
  Unbilled receivables....................................   (2,332)   (1,143)
  Cash to accrual adjustment..............................     (879)       --
  Capitalized software development costs..................   (1,217)     (307)
  Amortization............................................     (250)       --
  Other...................................................      (80)      (46)
                                                            -------   -------
                                                             (4,758)   (1,496)
                                                            -------   -------
Net deferred tax (liability) asset........................   (1,917)      533
Valuation allowance.......................................       --      (386)
                                                            -------   -------
Total deferred tax (liability) asset......................  $(1,917)  $   147
                                                            =======   =======

12.  STOCKHOLDERS' EQUITY:

  RECAPITALIZATION AND STOCK SPLIT

On May 5, 1997, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares to 40,000,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share. In June 1997, the Board of Directors approved a stock dividend having the effect of a 6,750-for-1 stock split of the Common Stock, which was paid to the stockholders effective June 25, 1997. The change in the Company's Common Stock for the stock dividend has been given retroactive effect for all periods presented.

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

  STOCK PLANS AND AGREEMENTS

The 1997 Stock Incentive Plan of the Company (the "1997 Plan") was adopted by the Company's Board of Directors effective March 1997 and by the Company's stockholders on March 25, 1997. The Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 450,000 shares of Common Stock to participants in the 1997 Plan. The 1997 Plan has a term of 10 years. Options granted under the 1997 Plan can have an exercise period of up to 10 years. The 1997 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1997 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution. At September 30, 1998 and 1997, 41,900 shares and 341,200 shares, respectively, were available for grant under this plan.

The 1996 Stock Incentive Plan of the Company (the "1996 Plan") was adopted by the Company's Board of Directors and approved by the Company's stockholders effective July 1996. The Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 337,500 shares of Common Stock to participants in the 1996 Plan. The 1996 Plan has a term of 10 years. Options granted under the 1996 Plan can have an exercise period of up to 10 years. The 1996 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1996 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution. At September 30, 1998 and 1997, 24,250 shares and 87,500 shares, respectively, were available for grant under the 1996 Plan.

The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in March 1998. A total of 325,000 shares of Common Stock have been reserved for issuance under the ESPP. Eligible employees may purchase a limited number of shares of the Company's stock at 90% of the market value at certain plan-defined dates. The ESPP automatically terminates on the earlier of March 31, 2008 or the issuance of the maximum number of shares available under the ESPP. In 1998, 6,280 shares were issued under the ESPP.

In 1993, the Board of Directors granted options to purchase 101,250 shares of Common Stock to various employees. The employees were fully vested in the options upon granting, and the options expire on the earlier of January 1, 1998 or termination of employment. As of September 30, 1998, 1997 and 1996, these options were exercisable in the amounts of -0-, -0- and 81,000 shares, respectively. All sales of treasury stock were a result of the exercise of options.

The following table summarizes the activity of all the Company's stock options:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                                  EXERCISE
                                                                   EXERCISE        PRICE
                                                     NUMBER        PRICE PER        PER
                                                    OF SHARES        SHARE         SHARE
                                                    ---------   ---------------   --------
Shares under option, September 30, 1995...........    81,000             $ 0.70    $ 0.70
  Options granted.................................   148,500               4.44      4.44
  Options exercised...............................        --               0.70      0.70
                                                     -------    ---------------    ------
Shares under option, September 30, 1996...........   229,500        0.70 - 4.44      3.12
  Options granted.................................   115,000               6.50      6.50
  Options granted.................................   108,800       7.50 - 9.875      8.10
  Options exercised...............................   (81,000)              0.70      0.70
  Options forfeited...............................   (13,500)              4.44      4.44
                                                     -------    ---------------    ------
Shares under option, September 30, 1997...........   358,800       0.70 - 9.875      6.21
  Options granted.................................   391,800     8.875 - 14.375     11.06
  Options exercised...............................   (83,833)       4.44 - 7.50     (5.79)
  Options forfeited...............................   (30,250)     4.44 - 12.125     (4.69)
                                                     -------    ---------------    ------
Shares under option, September 30, 1998...........   636,517    $4.44 - $14.375    $ 9.30
                                                     =======    ===============    ======

Options outstanding at September 30, 1998 had a weighted average remaining contractual life of 5.8 years. The fair value per share of all options issued in 1998, estimated on the date of grant using the Black-Scholes option pricing model, is $7.34.

The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, effective for the Company's September 30, 1997 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. No compensation cost has been recognized for its stock plans based on the intrinsic value of the stock options at date of grant (i.e., the difference between the exercise price and the fair value of the Common Stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the amounts indicated below:

                                                                YEAR ENDED
                                                              SEPTEMBER 30,
                                                          ----------------------
                                                           1998        1997
                                                          ------   -------------
                                                                   (PRO FORMA --
                                                                    UNAUDITED)
Net income (in thousands) --
  As reported...........................................  $4,374       $ 915
  SFAS No. 123 pro forma................................  $3,891       $ 826
Net income per share --
  As reported -- basic..................................  $ 0.61       $0.20
  SFAS No. 123 pro forma -- basic.......................  $ 0.54       $0.18
  As reported -- diluted................................  $ 0.60       $0.19
  SFAS No. 123 pro forma -- diluted.....................  $ 0.53       $0.17

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Expected Dividend Yield.....................................   0.0%     0.0%
Risk-Free Interest Rate.....................................   4.5%     6.4%
Expected Volatility.........................................  58.7%    57.6%
Expected Life (in years)....................................   8.0      7.5

13.  COMMITMENTS:

  LEASE COMMITMENTS

The Company has entered into a master leasing agreement in which the Company sells computer equipment at the original purchase price to a leasing company and then leases the equipment back. There have been no gains or losses associated with these sales/leasebacks. All leases related to this master leasing agreement have been accounted for as capital leases. As of September 30, 1998 and 1997 the Company recorded approximately $1,623,000 and $-0-, respectively, for obligations under capital leases.

The Company leases office space and equipment under various operating and capital lease agreements expiring through August 2003. Most leases include a provision for annual rent adjustments based on changes in various economic indices. Future minimum lease payments under noncancelable operating leases as of September 30, 1998, were as follows:

                        YEAR ENDED                           OPERATING   CAPITAL
                       SEPTEMBER 30,                          LEASES     LEASES
                       -------------                         ---------   -------
                                                               (IN THOUSANDS)
1999.......................................................   $3,792     $1,359
2000.......................................................    2,446        520
2001.......................................................    1,400         74
2002.......................................................      928         --
2003.......................................................      269         --
Thereafter.................................................       18         --
Less interest..............................................       --       (330)
                                                              ------     ------
          Total............................................   $8,853     $1,623
                                                              ======     ======

During 1993, the Company entered into a lease agreement for office space with a related party which includes the principal stockholders of the Company (see Note
9). For the years ended September 30, 1998, 1997 and 1996, rent expense related to this lease totaled $336,000, $257,000 and $309,000, respectively. Amounts representing aggregate rent expense on all operating leases, excluding the related party lease, totaled $2,426,000, $1,066,000 and $1,183,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

  PROFIT-SHARING PLAN

The Company provides a profit-sharing plan (401(k) plan) which covers substantially all employees. Under the terms of the plan, the Company may make discretionary profit-sharing contributions and discretionary matching contributions, each determined annually by the Board of Directors. Contributions charged to expense for the years ended September 30, 1998, 1997 and 1996, were $860,000, $236,000 and $368,000, respectively.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT                          BALANCE AT
                                                        BEGINNING                             END OF
                     DESCRIPTION                        OF PERIOD    CHARGES   DEDUCTIONS     PERIOD
                     -----------                        ----------   -------   ----------   ----------
Year ended September 30, 1998:
  Allowance for doubtful accounts.....................    $   --     $1,917      ($ 778)      $1,139
Year ended September 30, 1997
  Allowance for doubtful accounts.....................    $   --     $   --      $   --       $   --
Year ended September 30, 1996
  Allowance for doubtful accounts.....................    $   --     $   --      $   --       $   --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1999, or shall be filed by amendment to this Form 10-K on or prior to such date.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1999, or shall be filed by amendment to this Form 10-K on or prior to that date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1999, or shall be filed by amendment to this Form 10-K on or prior to that date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 1999, or shall be filed by amendment to this Form 10-K on or prior to that date.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of September 30, 1998 and 1997

          Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules:

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

     (a) 3. Exhibits:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Amended and Restated Certificate of Incorporation of the
              Company (Incorporated by reference to Amendment No. 1 to the
              Registration Statement on Form S-1 (File No. 333-23959)
              filed by the Company with the Commission on May 6, 1997).
    3.2       Amended and Restated Bylaws of the Company (Incorporated by
              reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on May 6, 1997).
   10.1       Employment Agreement, dated as of January 2, 1997, between the Company and Dev Ganesan (Incorporated by reference to
              the Registration Statement on Form S-1 (File No. 333-23959)
              filed by the Company with the Commission on March 26, 1997).
   10.2       1996 Stock Incentive Plan (Incorporated by reference to
              Amendment No. 1 to the Registration Statement on Form S-1
              (File No. 333-23959) filed by the Company with the
              Commission on May 6, 1997).
   10.3       1997 Stock Incentive Plan (Incorporated by reference to
              Amendment No. 2 to the Registration Statement on Form S-1
              (File No. 333-23959) filed by the Company with the
              Commission on May 30, 1997).
   10.4       Employee Stock Purchase Plan.
   10.5       Form of Indemnity Agreement between the Company and each of its directors and executive officers (Incorporated by
              reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on May 30, 1997).
   10.6       Credit Agreement, dated as of February 17, 1998, between the
              Company and NationsBank, N.A. (Incorporated by reference to
              Form 8-K filed by the Company with the Commission on March
              13, 1998).
   10.7       Security Agreement, dated as of February 17, 1998, between the Company and NationsBank, N.A. (Incorporated by reference to Form 8-K filed by the Company with the Commission on
              March 13, 1998).
   10.8       Waiver and First Amendment to Credit Agreement, dated as of
              June 19, 1998, by and among the Company, Integrated Systems
              Control, Inc. RF Microsystems, Inc. and Advanced Management
              Incorporated and NationsBank, N.A. (Incorporated by
              reference to Form 8-K filed by the Company with the
              Commission on July 2, 1998).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.9       Consent Agreement, dated as of June 19, 1998, by and among the Company, Integrated Systems Control, Inc. RF
              Microsystems, Inc. and Advanced Management Incorporated and
              NationsBank, N.A. (Incorporated by reference to Form 8-K
              filed by the Company with the Commission on July 2, 1998).
   10.10      Joinder Agreement, dated as of June 19, 1998, by and among the Company, Integrated Systems Control, Inc. RF
              Microsystems, Inc., Advanced Management Incorporated and
              SEMCOR, Inc. and NationsBank, N.A. (Incorporated by
              reference to Form 8-K filed by the Company with the
              Commission on July 2, 1998).
   10.11      Lease Agreement, dated July 16, 1993, including Amendment 1, dated December 1, 1993, Amendment 2, dated January 15, 1994, and Amendment 3, dated March 15, 1994 (Incorporated by
              reference to the Registration Statement on Form S-1 (File
              No. 333-23959) filed by the Company with the Commission on
              March 26, 1997).
   10.12      Contract No. N00039-96-C-0066, effective March 14, 1996, by and between the Company and Space and Naval Warfare Systems
              Command (Incorporated by reference to the Registration
              Statement on Form S-1 (File No. 333-23959) filed by the
              Company with the Commission on March 26, 1997).+
   10.13      Contract No. N00039-96-C-0097, effective August 29, 1996, by and between the Company and Space and Naval Warfare Systems
              Command (Incorporated by reference to the Registration
              Statement on Form S-1 (File No. 333-23959) filed by the
              Company with the Commission on March 26, 1997).+
   10.14      Form of Tax Indemnification Agreement to be entered into by the Company and each of its existing Stockholders
              (Incorporated by reference to Amendment No. 3 to the
              Registration Statement on Form S-1 (File No. 333-23959)
              filed by the Company with the Commission on June 25, 1997).
              +
   10.15      Stockholders Agreement (Incorporated by reference to
              Amendment No. 1 to the Registration Statement on Form S-1
              (File No. 333-23959) filed by the Company with the
              Commission on May 6, 1997).
   10.16      Stock Purchase Agreement by and between Advanced
              Communication Systems, Inc. and REMEC Inc., dated as of
              August 26, 1997 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on
              September 26, 1997).
   10.17      Stock Purchase Agreement by and among Advanced Communication
              Systems, Inc. and the Shareholders of Integrated Systems
              Control, Inc., dated as of October 31, 1997 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 5, 1997).
   10.18      Stock Purchase Agreement by and between Advanced
              Communication Systems, Inc. and the sole Shareholder of
              Advanced Management Incorporated, dated as of January 31,
              1998 (Incorporated by reference to Current Report on Form
              8-K filed by the Company with the Commission on March 13,
              1998).
   10.19      Stock Purchase Agreement by and among Advanced Communication
              Systems, Inc. and the Shareholders of SEMCOR, INC., dated as of June 10, 1998 (Incorporated by reference to Current
              Report on Form 8-K filed by the Company with the Commission on July 2, 1998).
   11.1       Computation of Per Share Earnings.
   11.2       Computation of Pro Forma Per Share Earnings.
   21.1       List of Subsidiaries of the Registrant.
   23.1       Consent of Arthur Andersen LLP.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   27.1       Financial Data Schedule for year ended September 30, 1998.
              (For SEC purposes only).

---------------
+ Portions of this document were granted confidential treatment.

     (b) Reports on Form 8-K

     On July 2, 1998, the Company filed a Current Report on Form 8-K, Item 2 thereof, reporting that on June 19, 1998, the Company acquired all the outstanding shares of SEMCOR, Inc., from Vincent G. Vidas and John S. Degnan, pursuant to a Stock Purchase Agreement effective as of June 10, 1998.

     On September 2, 1998, the Company filed an Amendment to Form 8-K pursuant to Item 7 thereof, providing the required financial statements related to its acquisition of all the outstanding shares of SEMCOR, Inc., pursuant to a Stock Purchase Agreement, dated as of June 10, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fairfax, Virginia on December 29, 1998.

                                         ADVANCED COMMUNICATION SYSTEMS, INC.

                                         By:     /s/ GEORGE A. ROBINSON
                                           -------------------------------------
                                                    GEORGE A. ROBINSON
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

               /s/ GEORGE A. ROBINSON                       Chairman, President       December 29, 1998
-----------------------------------------------------   and Chief Executive Officer
                 GEORGE A. ROBINSON                    (Principal Executive Officer)

                   /s/ DEV GANESAN                       Executive Vice President,    December 29, 1998
-----------------------------------------------------   Chief Financial Officer and
                     DEV GANESAN                                 Treasurer
                                                         (Principal Financial and
                                                            Accounting Officer)

               /s/ CHARLES R. COLLINS                            Director             December 29, 1998
-----------------------------------------------------
                 CHARLES R. COLLINS

               /s/ THOMAS A. COSTELLO                            Director             December 29, 1998
-----------------------------------------------------
                 THOMAS A. COSTELLO

              /s/ CHARLES G. MARTINACHE                          Director             December 29, 1998
-----------------------------------------------------
                CHARLES G. MARTINACHE

                  /s/ WAYNE SHELTON                              Director             December 29, 1998
-----------------------------------------------------
                    WAYNE SHELTON

                  /s/ VINCENT VIDAS                              Director             December 29, 1998
-----------------------------------------------------
                    VINCENT VIDAS

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of the
          Company (Incorporated by reference to Amendment No. 1 to the
          Registration Statement on Form S-1 (File No. 333-23959)
          filed by the Company with the Commission on May 6, 1997).
 3.2      Amended and Restated Bylaws of the Company (Incorporated by
          reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on May 6, 1997).
10.1      Employment Agreement, dated as of January 2, 1997, between the Company and Dev Ganesan (Incorporated by reference to
          the Registration Statement on Form S-1 (File No. 333-23959)
          filed by the Company with the Commission on March 26, 1997).
10.2      1996 Stock Incentive Plan (Incorporated by reference to
          Amendment No. 1 to the Registration Statement on Form S-1
          (File No. 333-23959) filed by the Company with the
          Commission on May 6, 1997).
10.3      1997 Stock Incentive Plan (Incorporated by reference to
          Amendment No. 2 to the Registration Statement on Form S-1
          (File No. 333-23959) filed by the Company with the
          Commission on May 30, 1997).
10.4      Employee Stock Purchase Plan.
10.5      Form of Indemnity Agreement between the Company and each of its directors and executive officers (Incorporated by
          reference to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on May 30, 1997).
10.6      Credit Agreement, dated as of February 17, 1998, between the
          Company and NationsBank, N.A. (Incorporated by reference to
          Form 8-K filed by the Company with the Commission on March
          13, 1998).
10.7      Security Agreement, dated as of February 17, 1998, between the Company and NationsBank, N.A. (Incorporated by reference to Form 8-K filed by the Company with the Commission on
          March 13, 1998).
10.8      Waiver and First Amendment to Credit Agreement, dated as of
          June 19, 1998, by and among the Company, Integrated Systems
          Control, Inc. RF Microsystems, Inc. and Advanced Management
          Incorporated and NationsBank, N.A. (Incorporated by
          reference to Form 8-K filed by the Company with the
          Commission on July 2, 1998).
10.9      Consent Agreement, dated as of June 19, 1998, by and among the Company, Integrated Systems Control, Inc. RF
          Microsystems, Inc. and Advanced Management Incorporated and
          NationsBank, N.A. (Incorporated by reference to Form 8-K
          filed by the Company with the Commission on July 2, 1998).
10.10     Joinder Agreement, dated as of June 19, 1998, by and among the Company, Integrated Systems Control, Inc. RF
          Microsystems, Inc., Advanced Management Incorporated and
          SEMCOR, Inc. and NationsBank, N.A. (Incorporated by
          reference to Form 8-K filed by the Company with the
          Commission on July 2, 1998).
10.11     Lease Agreement, dated July 16, 1993, including Amendment 1, dated December 1, 1993, Amendment 2, dated January 15, 1994, and Amendment 3, dated March 15, 1994 (Incorporated by
          reference to the Registration Statement on Form S-1 (File
          No. 333-23959) filed by the Company with the Commission on
          March 26, 1997).
10.12     Contract No. N00039-96-C-0066, effective March 14, 1996, by and between the Company and Space and Naval Warfare Systems
          Command (Incorporated by reference to the Registration
          Statement on Form S-1 (File No. 333-23959) filed by the
          Company with the Commission on March 26, 1997).+
10.13     Contract No. N00039-96-C-0097, effective August 29, 1996, by and between the Company and Space and Naval Warfare Systems
          Command (Incorporated by reference to the Registration
          Statement on Form S-1 (File No. 333-23959) filed by the
          Company with the Commission on March 26, 1997).+

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.14     Form of Tax Indemnification Agreement to be entered into by the Company and each of its existing Stockholders
          (Incorporated by reference to Amendment No. 3 to the
          Registration Statement on Form S-1 (File No. 333-23959)
          filed by the Company with the Commission on June 25, 1997).
10.15     Stockholders Agreement (Incorporated by reference to
          Amendment No. 1 to the Registration Statement on Form S-1
          (File No. 333-23959) filed by the Company with the
          Commission on May 6, 1997).
10.16     Stock Purchase Agreement by and between Advanced
          Communication Systems, Inc. and REMEC Inc., dated as of
          August 26, 1997 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on
          September 26, 1997).
10.17     Stock Purchase Agreement by and among Advanced Communication
          Systems, Inc. and the Shareholders of Integrated Systems
          Control, Inc., dated as of October 31, 1997 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 5, 1997).
10.18     Stock Purchase Agreement by and between Advanced
          Communication Systems, Inc. and the sole Shareholder of
          Advanced Management Incorporated, dated as of January 31,
          1998 (Incorporated by reference to Current Report on Form
          8-K filed by the Company with the Commission on March 13,
          1998).
10.19     Stock Purchase Agreement by and among Advanced Communication
          Systems, Inc. and the Shareholders of SEMCOR, INC., dated as of June 10, 1998 (Incorporated by reference to Current
          Report on Form 8-K filed by the Company with the Commission on July 2, 1998).
11.1      Computation of Per Share Earnings.
11.2      Computation of Pro Forma Per Share Earnings.
21.1      List of Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
27.1      Financial Data Schedule for year ended September 30, 1998.
          (For SEC purposes only).

---------------
+ Portions of this document were granted confidential treatment.