Form 10-Q
period 1998-12-31
ADVANCED COMMUNICATION SYSTEMS INC
filed 1999-02-16
CIK 1035104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                      _______________ TO _______________.

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

                                 YES [X] NO [ ]

AS OF THE CLOSE OF BUSINESS ON FEBRUARY 1, 1999, THE REGISTRANT HAD OUTSTANDING 8,674,761 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31, 1998
          and September 30, 1998                                               3

          Condensed Consolidated Statements of Operations for the Three
          Months Ended December 31, 1998 and 1997                              4

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1998 and 1997                              5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    13

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                                  1998             1998
                                                                                  ----             ----
                                     ASSETS
Current assets:
Cash and cash equivalents ...............................................          $1,806           $2,457
Contract receivables ....................................................          61,897           54,059
Other receivables .......................................................             606              286
Prepaid expenses ........................................................           1,112              958
Inventories .............................................................             500              583
                                                                                ---------        ---------
   Total current assets .................................................          65,921           58,343
                                                                                ---------        ---------
Property and equipment, net .............................................           8,157            8,044
Other assets:
Other related party receivables .........................................              86               88
Software development costs, net .........................................           3,649            3,186
Intangibles, net ........................................................          54,360           49,726
Other non-current assets ................................................             325              348
                                                                                ---------        ---------
   Total other assets ...................................................          58,420           53,348
                                                                                ---------        ---------
      Total assets ......................................................        $132,498         $119,735
                                                                                =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt .......................................             $90              $87
Obligations under capital lease .........................................             962            1,100
Accounts payable ........................................................          11,330            9,577
Accrued expenses and other current liabilities ..........................          20,632           22,772
Billings in excess of revenue ...........................................             896            1,208
Income taxes payable ....................................................             762            1,104
Deferred income tax liability ...........................................           1,847            1,059
                                                                                ---------        ---------
   Total current liabilities ............................................          36,519           36,907
Obligations under capital lease - long-term .............................             118              523
Deferred income tax liability - long-term ...............................             903              858
Long-term debt ..........................................................          48,553           36,564
                                                                                ---------        ---------
   Total liabilities ....................................................          86,093           74,852
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
  no shares issued and outstanding ......................................               -                -
Common stock, $.01 par value, 40,000,000 shares authorized,
  11,450,000 shares issued at December 31, 1998 and
 September 30, 1998 .....................................................             115              115
Paid-in-capital .........................................................          41,328           41,105
Retained earnings .......................................................           5,286            3,991
Less - Treasury stock, 2,823,824 shares at December 31, 1998
  and 2,854,887 shares at September 30, 1998 ............................           (324)            (328)
                                                                                ---------        ---------
   Total stockholders' equity ...........................................          46,405           44,883
                                                                                ---------        ---------
      Total liabilities and stockholders' equity ........................        $132,498         $119,735
                                                                                =========        =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                           ------------
                                                                       1998            1997
                                                                       ----            ----
Revenues .....................................................        $47,524         $14,170

Direct costs .................................................         32,195           9,131

Indirect, general and administrative expenses.................         12,373           3,933
                                                                     --------        --------

Income from operations .......................................          2,956           1,106

Other expense, net ...........................................          (847)            (78)
                                                                     --------        --------

Income before taxes ..........................................          2,109           1,028

Income tax expense ...........................................            836             374
                                                                     --------        --------

Net income ...................................................         $1,273            $654
                                                                     ========        ========

Net income per share - basic .................................          $0.15           $0.10
                                                                     ========        ========

Net income per share - diluted ...............................          $0.15           $0.10
                                                                     ========        ========

Weighted average shares outstanding - basic ..................          8,620           6,352
                                                                     ========        ========

Weighted average shares outstanding - diluted ................          8,708           6,480
                                                                     ========        ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                               1998            1997
                                                                               ----            ----
Cash flow from operating activities:
Net income ...........................................................         $1,273            $654
Adjustments to reconcile net income to net cash provided
      by (used in) operating activities-
      Depreciation and amortization ..................................            876             187
      Changes in assets and liabilities:
            Contract receivables .....................................        (7,838)         (1,661)
            Other receivables ........................................          (320)               3
            Prepaid expenses .........................................          (154)           (133)
            Income taxes receivable ..................................              -             220
            Inventories ..............................................             83            (70)
            Other related party receivables ..........................              2            (32)
            Other assets .............................................             23            (10)
            Accounts payable .........................................          1,753         (1,142)
            Accrued expenses and other current liabilities ...........        (2,140)         (2,023)
            Billings in excess of revenue ............................          (312)              18
            Income taxes payable .....................................            491               -
                                                                             --------        --------
                 Net cash used in operating activities ...............        (6,263)         (3,989)
                                                                             --------        --------

Cash flows from investing activities:
Purchases of property and equipment ..................................          (601)           (235)
Capitalized software development costs ...............................          (463)           (239)
Increase in intangible assets ........................................        (5,000)               -
                                                                             --------        --------
                Net cash used in investing activities ................        (6,064)           (474)
                                                                             --------        --------

Cash flows from financing activities:
Net costs incurred in sale of common stock ...........................            (5)            (11)
Net borrowings repaid ................................................            (8)            (20)
Net borrowings under line of credit ..................................         12,000           1,961
Net repayments of obligations under capital leases ...................          (543)               -
Sale of treasury stock ...............................................            232              40
                                                                             --------        --------
                Net cash provided by financing activities ............         11,676           1,970
                                                                             --------        --------

Net decrease in cash .................................................          (651)         (2,493)
Cash and cash equivalents, beginning of period .......................          2,457           2,744
                                                                             --------        --------

Cash and cash equivalents, end of period .............................         $1,806            $251
                                                                             ========        ========

Income taxes paid ....................................................           $339            $119
                                                                             ========        ========
Interest paid ........................................................           $884             $78
                                                                             ========        ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 1998 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for the Company's fiscal year 1999 and requires the restatement of all previously reported information for comparative purposes. The Company does not have any material transactions required to be reported under SFAS No. 130 and therefore this statement does not have a material impact on the Company's financial position, statement of operations or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company has not yet finalized how its segments shall be reported or whether and to what extent segment information will differ from the information currently presented. The Company believes that the impact of adopting SFAS No. 131 is not material.

4.  ACQUISITION

In June 1998, the Company acquired all the outstanding shares of SEMCOR, Inc. ("SEMCOR") for a preliminary purchase price of $38,100,000 in cash and additional contingent payments based on the achievement of certain financial goals for the six-month period ended December 31, 1998, up to a maximum of $5,000,000, and the twelve-month period ending December 31, 1999, up to a maximum of $10,000,000. SEMCOR successfully achieved the financial goals for the six-month ended December 31, 1998 as outlined in the stock purchase agreement and accordingly the selling shareholders earned the maximum $5,000,000 which is being carried as intangible assets (goodwill).

5.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                                1998             1998
                                                                                                ----             ----
          Line of credit:
                $50,000,000 line of credit, $45,000,000 at September 30, 1998,
                with a commercial bank expiring February 28, 2000........................       $47,000          $35,000


          Long-term debt:
                Note payable to bank, interest at 9.9%, due February
                2005, secured by a First Deed of Trust on an office building.............           961              964

                Note payable to Urban Business Development Corporation, interest at 8.575%, due January 2015, guaranteed by the Small Business
                Administration and secured by a Second Deed of Trust on an
                office building..........................................................           682              687
                                                                                              ---------        ---------
                                                                                                 48,643           36,651
                Less current maturities..................................................          (90)             (87)
                                                                                              ---------        ---------

                                                                                                $48,553          $36,564
                                                                                              =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                THREE MONTHS
                                                             ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                     1998                          1997
                                               ----------------             ------------------
Revenues...................................               100.0 %                        100.0 %
Direct costs...............................                67.7                           64.4
Indirect, general and administrative.......                26.0                           27.8
                                               ----------------             ------------------
Income from operations.....................                 6.3                            7.8
Other income (expense), net................               (1.8)                          (0.6)
                                               ----------------             ------------------
Income before taxes........................                 4.5                            7.2
Provision for income taxes.................                 1.8                            2.6
                                               ----------------             ------------------
Net income.................................                 2.7 %                          4.6 %
                                               ================             ==================

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Revenues increased 235.4%, or $33.4 million, to $47.5 million for the three months ended December 31, 1998, from $14.2 million for the same period in 1997. The increase was principally due to an increase in revenues resulting primarily from the Company's acquisitions of Advanced Management, Incorporated ("AMI") and SEMCOR and from an increase in systems integration revenue.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $32.2 million for the three months ended December 31, 1998 from $9.1 million for the same period in 1997 due primarily to increased revenues from the Company's acquisitions. Direct costs, expressed as a percentage of revenues, increased to 67.7% for the three months ended December 31, 1998 from 64.4% for the same period in 1997, primarily because SEMCOR, the Company's most recent acquisition, has traditionally experienced higher direct costs relative to revenues. Additionally, there was an increase in the proportion of revenues derived from systems integration services. These services generally have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expense increased to $12.4 million for the three months ended December 31, 1998 from $3.9 million for the same period in 1997. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 26.0% from 27.8% for the three months ended December 31, 1998, due to the higher proportion of systems integration revenues, which typically have lower associated indirect expenses, partially offset by an increase in amortization of intangible assets resulting from the Company's acquisitions.

Income from operations increased 167.3%, to $3.0 million for the three months ended December 31, 1998, from $1.1 million for the same period in 1997, primarily due to increased operating results from the Company's acquisitions of AMI and SEMCOR. As a percentage of revenues, income from operations decreased to 6.3% for the three months ended December 31, 1998, from 7.8% for the comparable period in the prior year, attributable principally to the traditionally lower operating margin experienced by SEMCOR and to the increase in amortization of intangible assets resulting from the Company's acquisitions.

Other expense, net, consists of interest expense, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $884,000 and $89,000 for the three month periods ended December 31, 1998 and 1997, respectively. The increase in interest expense resulted primarily from the amounts borrowed to fund the SEMCOR acquisition. Interest income was $1,000 and $11,000 for the three months ended December 31, 1998 and 1997, respectively.

The Company's effective tax rate was 39.6% and 36.4%, respectively, for the three months ended December 31, 1998 and 1997. The increase is primarily due to higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operating activities of $6.3 million for the three months ended December 31, 1998, resulting primarily from net income, increases in contract receivables and decreases in accrued expenses and other current liabilities. The increase in contract receivables was due to higher revenue levels during the period. For the three months ended December 31, 1997, the Company used cash from operating activities which amounted to $4.0 million, resulting primarily from net income, increases in contract receivables, decreases in accounts payable and partially offset by increases in accrued expenses. Included in contract receivables at December 31, 1998, is a contractual obligation of the Australian Navy in the amount of $1.7 million. The Australian Navy is contesting this obligation and the Company plans to vigorously pursue all available remedies to enforce payment of such amount.

The principal uses of cash for investing activities was for the payment of the balance of the preliminary adjusted purchase price for the acquisition of SEMCOR, the purchase of property and equipment and the investment in capitalized software development. Pursuant to the stock purchase agreement, the preliminary purchase price of $38.1 million was subject to adjustment based on the net equity on SEMCOR's closing date balance sheet. Additionally, the Company agreed to pay the former shareholders of SEMCOR up to $1.25 million for certain tax liabilities incurred pursuant to Section 338(h)(10) of the Internal Revenue Code. In October 1998, the Company paid the balance of the adjusted preliminary purchase price, in the amount of $3.8 million and in December 1998 paid $1.25 million for the selling shareholders' income tax liabilities. Purchases of computers and other equipment totaled $601,000 and $235,000 for the three months ended December 31, 1998 and 1997, respectively. Further, the Company invested $463,000 and $239,000 for the three months ended December 31, 1998 and 1997, respectively, in software development costs, primarily for its latest Microsoft Exchange-based product, Information 2000 and its software product for patient education, Impact, for the three months ended December 31, 1998.

In June 1998, the Company's line of credit arrangement with a commercial bank, consisting to two credit facilities, was increased from $35 million to $45 million to finance the acquisition of SEMCOR. The first facility, in an amount up to $20 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $25 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to net income, minimum net income and minimum net worth. The credit agreement also prohibits the payment of dividends.

The line of credit arrangement was increased to $50 million in December 1998 and to $60 million in February 1999. The current credit arrangement is subject to similar terms and conditions as the original arrangement that was entered into in February 1998 and expires in February 2002. As of December 31, 1998 the outstanding balance on the credit facilities was $47 million.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Inflation did not have a material impact on the Company's revenues or income from operations for the three months ended December 31, 1998 or 1997.

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

COST FOR YEAR 2000 COMPLIANCE

The Company estimates the cost for Year 2000 compliance to be $550,000. To date, the Company has spent approximately $123,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 11.1  Statement Regarding Computation of Per Share Earnings

             Exhibit 27.1  Financial Data Schedule

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1999           ADVANCED COMMUNICATION SYSTEMS, INC.


                                          /S/ George A. Robinson
                                     --------------------------------
                                            George A. Robinson
                                            Chairman, President
                                        and Chief Executive Officer

                                              /S/ Dev Ganesan
                                     --------------------------------
                                                Dev Ganesan
                                      Executive Vice President, Chief
                                      Financial Officer and Treasurer