Form 10-Q
period 1999-03-31
ADVANCED COMMUNICATION SYSTEMS INC
filed 1999-05-14
CIK 1035104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

                                       or

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934 for the transition period from
                   ____________________ to______________________.




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

                                Yes [ X ] No [ ]

As of the close of business on April 30, 1999, the registrant had outstanding 8,683,986 shares of Common Stock, par value $.01 per share.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                         PAGE

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of March 31, 1999
        and September 30, 1998                                             3

        Condensed Consolidated Statements of Operations for the Three
        Months and Six Months Ended March 31, 1999 and 1998                4

        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended March 31, 1999 and 1998                               5

        Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial Condition        7
          and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk        14


PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               14
Item 6. Exhibits and Reports on Form 8-K                                  15

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                  March 31       September 30
                                                    1999             1998
                                                  --------        ---------
                                     ASSETS
Current assets:
Cash and cash equivalents......................     $751            $2,457
Contract receivables...........................   65,143            54,059
Other receivables..............................      268               286
Prepaid expenses...............................    1,751               958
Inventories....................................      790               583
                                                 --------          --------
   Total current assets........................   68,703            58,343
                                                 --------          --------
Property and equipment, net....................    8,226             8,044
Other assets:
Other related party receivables................       87                88
Software development costs, net................    3,848             3,186
Intangibles, net (principally goodwill)........   54,182            49,726
Other non-current assets.......................      442               348
                                                 --------          --------
   Total other assets..........................   58,559            53,348
                                                 --------          --------
      Total assets............................. $135,488          $119,735
                                                 ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt..............      $93               $87
Obligations under capital lease................      696             1,100
Accounts payable...............................    4,775             9,577
Accrued expenses and other current liabilities.   25,586            22,772
Billings in excess of revenue..................    1,328             1,208
Income taxes payable...........................    1,346             1,104
Deferred income tax liability..................    1,389             1,059
                                                 --------          --------
   Total current liabilities...................   35,213            36,907
Obligations under capital lease - long-term....       52               523
Deferred income tax liability - long-term......    1,520               858
Long-term debt.................................   50,141            36,564
                                                 --------          --------
   Total liabilities...........................   86,926            74,852
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000
  shares authorized, no shares issued
  and outstanding..............................        -                 -
Common stock, $.01 par value, 40,000,000 shares
  authorized,11,450,000 shares issued at
  March 31, 1999 and September 30, 1998........      115               115
Paid-in-capital................................   41,843            41,105
Retained earnings..............................    6,921             3,991
Less - Treasury stock, 2,766,014 shares at
  March 31, 1999 and 2,854,887 shares at
  September 30, 1998...........................     (317)             (328)
                                                 --------          --------
   Total stockholders' equity..................   48,562            44,883
                                                 --------          --------

    Total liabilities and stockholders' equity. $135,488          $119,735
                                                 =========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (Unaudited)

                                                    Three Months Ended        Six Months Ended
                                                         March 31                 March 31
                                                     1999         1998       1999         1998
                                                   --------     --------   --------     --------
Revenues.........................................  $51,312      $18,380     $98,836     $32,550

Direct costs.....................................   34,057       11,859      66,252      20,990

Indirect, general and
 administrative expenses.........................   13,451        4,888      25,824       8,821
                                                   --------     --------    --------    --------
Income from operations...........................    3,804        1,633       6,760       2,739

Interest expense, net............................   (1,092)        (285)     (1,939)       (363)
                                                   --------     --------    --------    --------
Income before taxes..............................    2,712        1,348       4,821       2,376

Income tax expense...............................    1,065          505       1,901         879
                                                   --------     --------    --------    --------

Net income.......................................   $1,647         $843      $2,920      $1,497
                                                   ========     ========    ========    ========

Net income per share - basic.....................    $0.19        $0.13       $0.34       $0.23
                                                   ========     ========    ========    ========

Net income per share - diluted...................    $0.19        $0.13       $0.33       $0.23
                                                   ========     ========    ========    ========

Weighted average shares outstanding - basic......    8,669        6,524       8,644       6,438
                                                   ========     ========    ========    ========

Weighted average shares outstanding - diluted....    8,831        6,636       8,758       6,558
                                                   ========     ========    ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)
                                                            Six Months Ended
                                                                March 31
                                                           1999          1998
                                                          ------        ------

 Cash flow from operating activities:
 Net income.............................................  $2,920        $1,497
 Adjustments to reconcile net income to net cash used
   in operating activities-
   Depreciation and amortization........................   1,771           549
   Deferred tax provision...............................     992           147
   Changes in assets and liabilities:
       Contract receivables............................. (11,084)       (2,249)
       Other receivables................................      18          (406)
       Prepaid expenses.................................    (793)          (94)
       Inventories......................................    (207)         (133)
       Other related party receivables..................       1           (66)
       Other assets.....................................     (94)          (27)
       Accounts payable.................................  (4,802)       (2,083)
       Accrued expenses and other current liabilities...   2,814        (1,010)
       Billings in excess of revenue....................     120            20
       Income taxes payable.............................     348           579
                                                         ---------    ---------
         Net cash used in operating activities..........  (7,996)       (3,276)
 Cash flows from investing activities:
 Acquisitions, net of cash acquired.....................       -       (19,748)
 Purchases of property and equipment....................  (1,214)         (765)
 Capitalized software development costs.................    (662)         (686)
 Increase in intangible assets, primarily acquisition
   earnouts.............................................  (5,185)         (101)
                                                         ---------    ---------
         Net cash used in investing activities..........  (7,061)      (21,300)
                                                         ---------    ---------
 Cash flows from financing activities:
 Net costs incurred in sale of common stock.............      (5)          (13)
 Net borrowings repaid..................................     (17)         (866)
 Net borrowings under line of credit....................  13,600        23,261
 Net repayments of obligations under capital leases.....    (875)            -
 Sale of treasury stock.................................     648           252
                                                         ---------    ---------
         Net cash provided by financing activities......  13,351        22,634
                                                         ---------    ---------
 Net decrease in cash...................................  (1,706)       (1,942)
 Cash and cash equivalents, beginning of period.........   2,457         2,744
                                                         ---------    ---------
 Cash and cash equivalents, end of period...............    $751          $802
                                                         =========    =========

 Income taxes paid......................................    $556          $155
                                                         =========    =========
 Interest paid..........................................  $2,027          $352
                                                         =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 1999 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

3.       Acquisition

In June 1998, the Company acquired all the outstanding shares of SEMCOR, Inc. ("SEMCOR") for a preliminary purchase price of $38.1 million in cash and additional contingent payments, up to a maximum of $5.0 million for the six-month period ended December 31, 1998, and up to a maximum of $10.0 million for the twelve-month period ending December 31, 1999, based on the achievement of certain financial goals. SEMCOR successfully achieved the financial goals for the six-month period ended December 31, 1998 as outlined in the stock purchase agreement, and accordingly the selling shareholders were paid the maximum of $5.0 million in February 1999. Such amount is being carried as intangible assets (goodwill).

4.  Long-Term Debt

Notes payable and line of credit consist of the following:

                                                                           March 31,        September 30,
                                                                             1999              1998
                                                                         -----------        -----------
                                                                          (Unaudited)
Line of credit:
  $60,000,000 line of credit with a commercial bank ($45,000,000
  at September 30, 1998) expiring February 28, 2002....................     $48,600            $35,000


Notes payable:
  Note payable to bank, interest at 9.9%, due February
  2005, secured by a First Deed of Trust on an office building.........         957                964


  Note payable to Urban Business Development Corporation,  interest
  at 8.575%,   due  January  2015,   guaranteed  by  the  Small
  Business Administration and secured by a Second Deed of Trust
  on an office building................................................         677                687
                                                                           -----------       ------------
                                                                             50,234             36,651
  Less current maturities...............................................         93                 87
                                                                           -----------       ------------
                                                                            $50,141            $36,564
                                                                           ===========       ============

As discussed in Item 2 below, the Company's line of credit arrangement with a commercial bank, consisting of two credit facilities, was increased in February 1999 from $50 million to $60 million. The first facility, in an amount up to $30 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $30 million, may be used to finance acquisitions and for other corporate purposes approved by the lender, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2002. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to cash flow, fixed charge coverage and minimum net worth. The credit agreement also prohibits the payment of dividends.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein and in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The Company provides communications, information systems and applied technology services and solutions, predominately to U.S. government agencies and to a lesser extent commercial and international customers. The Company's two significant U.S. Navy communication services contracts and programs accounted for 18.0% of the revenues for the six-month period ended March 31, 1999. Although the Company intends to expand its commercial and international sales, a relatively small number of contracts are likely to continue to account for a significant portion of the Company's future revenues.

Many of the Company's contracts are funded from year to year, based primarily on the procuring agency's fiscal requirements. There can be no assurance that Congress will appropriate funds or that procuring agencies will commit funds to the Company's contracts for their anticipated terms. The Company's business, financial condition and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts.

The Company's contracts with the government and its subcontracts with government prime contractors are subject to termination for the convenience of the government; termination, reduction or modification in the event of change in the government's requirements or budgetary constraints; and, when it participates as a subcontractor, termination for the failure or inability of the prime contractor to perform its prime contract. In addition, most of the Company's government contracts have a base term of one year and a number of option years, and there can be no assurance that the government will extend a contract through its option years. Termination of any of the Company's large government contracts, or failure of the government to extend such contracts, could have a material adverse effect on the Company's business, financial condition and results of operations.

Many of the Company's large contracts require the Company to supply services upon request, and the Company receives no payments under these contracts until such services are requested and performed. There can be no assurance that cancellations or scope adjustments of these contracts might not occur or that the Company's services under these contracts will be requested at the anticipated levels in the future.


Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                 Three Months                    Six Months
                                                Ended March 31,                 Ended March 31,
                                          -------------------------       --------------------------
                                             1999           1998             1999            1998
                                          ----------     ----------       ----------      ----------
Revenues..............................      100.0%          100.0%          100.0%           100.0%

Direct costs..........................       66.4            64.5            67.0             64.5

Indirect, general and administrative..       26.2            26.6            26.1             27.1
                                          ----------     ----------       ----------      ----------
Income from operations................        7.4             8.9             6.9              8.4

Interest expense, net.................       (2.1)           (1.6)           (2.0)            (1.1)
                                          ----------     ----------      ------------    ------------
Income before taxes...................        5.3             7.3             4.9              7.3

Provision for income taxes............        2.1             2.7             1.9              2.7
                                          ----------     ----------      ------------    ------------
Net income............................        3.2%            4.6%            3.0%             4.6%
                                          ==========     ==========      ============    ============


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues increased 179.2%, or $32.9 million, to $51.3 million for the three months ended March 31, 1999, from $18.4 million for the same period in 1998. The increase was principally due to an increase in revenues resulting from the Company's acquisition of SEMCOR and an increase in systems integration and communication services revenues, partially offset by a decrease in information technology services revenues from federal agency information technology customers.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $34.1 million for the three months ended March 31, 1999 from $11.9 million for the same period in 1998 due primarily to increased revenues from the acquisition of SEMCOR. Direct costs, expressed as a percentage of revenues, increased to 66.4% for the three months ended March 31, 1999 from 64.5% for the same period in 1998, primarily due to an increase in the proportion of revenues resulting from systems integration services. These services have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expenses increased to $13.5 million for the three months ended March 31, 1999, from $4.9 million for the same period in 1998. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 26.2% from 26.6% for the three months ended March 31, 1999 and 1998 respectively, due to the higher proportion of systems integration revenues, which typically have lower associated indirect expenses, partially offest by an increase in the amortization of intangible assets, principally goodwill, resulting from the acquisition of SEMCOR.

Income from operations increased 132.9%, to $3.8 million for the three months ended March 31, 1999, from $1.6 million for the same period in 1998, primarily due to increased communication systems revenues and applied technology services revenues from the acquisition of SEMCOR and an increase in systems integration revenues. As a percentage of revenues, income from operations decreased to 7.4% for the three months ended March 31, 1999, from 8.9% for the comparable period in the prior year, principally attributable to the traditionally lower operating margins experienced by SEMCOR, the lower margins from federal agency information technology customers and from the amortization of intangible assets resulting from the Company's acquisitions.

Interest expense, net, consists of interest expense resulting from the debt incurred to fund the Company's acquisitions, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $1.1 million and $289,000 for the three-month periods ended March 31, 1999 and 1998, respectively. Interest and other non-operating income was $51,000 and $4,000 for the three months ended March 31, 1999 and 1998, respectively.

The Company's effective income tax rate was 39.3% and 37.5% for the three months ended March 31, 1999 and 1998, respectively. This increase was primarily due to higher effective state tax rates.




Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Revenues increased 203.6%, or $66.3 million, to $98.8 million for the six months ended March 31, 1999, from $32.6 million for the same period in 1998. The increase was principally due to an increase in revenues resulting from the Company's acquisition of SEMCOR, and an increase in systems integration and communication services revenues, partially offset by a decrease in information technology services from federal agency information technology customers.

Direct costs increased to $66.3 million for the six months ended March 31, 1999, from $21.0 million for the same period in 1998 due primarily to increased revenues from the Company's acquisition of SEMCOR. Direct costs, expressed as a percentage of revenues, increased to 67.0% for the six months ended March 31, 1999, from 64.5% for the same period in 1998, primarily due to an increase in the proportion of revenues derived from systems integration services. These services have higher direct costs than other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect expenses increased to $25.8 million for the six months ended March 31, 1999 from $8.8 million for the same period in 1998. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 26.1% for the six months ended March 31, 1999, from 27.1% for the comparable period last year, due to the higher proportion of systems integration revenues, that typically have lower associated indirect expenses, partially offset by an increase in the amortization of intangible assets, principally goodwill, resulting from the acquisition of SEMCOR.

Income from operations increased 146.8%, to $6.8 million for the six months ended March 31, 1999, from $2.7 million for the same period in 1998, primarily due to increased operating results from communication systems and applied technology revenues from the acquisition of SEMCOR and from the increase in systems integration operating results. As a percentage of revenues, income from operations decreased to 6.9% for the six months ended March 31, 1999, from 8.4% for the comparable period in the prior year, principally attributable to the traditionally lower operating margins experienced by SEMCOR, the lower margins from federal agency information technology customers and from the amortization of intangible assets resulting from the Company's acquisitions.

Interest expense, net, consists of interest expense resulting from the debt incurred to fund the Company's acquisitions, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $2.0 million and $378,000 for the six-month periods ended March 31, 1999 and 1998, respectively. Interest and other sources of non-operating income was $89,000 and $15,000 for the six months ended March 31, 1999 and 1998, respectively.

The Company's effective tax rate was 39.4% and 37.0% for the six months ended March 31, 1999 and 1998, respectively. This increase was primarily due to higher effective state income tax rates.


Liquidity and Capital Resources

The Company used cash from operating activities of $8.0 million for the six months ended March 31, 1999, resulting primarily from net income, increases in contract receivables and decreases in accounts payable, partially offset by an increase in accrued expenses. The increase in contract receivables was due to an increase in revenues recognized for the period. Included in contract receivables at March 31, 1999, is a contractual obligation of the Australian Navy in the amount of $1.7 million. The Australian Navy is contesting this obligation and the Company continues to vigorously pursue all available remedies to enforce payment of such amount. For the six months ended March 31, 1998, the Company used cash from operating activities of $3.3 million resulting primarily from net income, increases in contract receivables and decreases in accounts payable and accrued expenses.

The principal use of cash for investing activities has been for the purchases of computers and equipment, the investment in software development costs and for an earnout payment of $5.0 million to the former shareholders of SEMCOR based on SEMCOR's achievement of certain financial goals for the six-month period ended December 31, 1998. The purchases of computers and equipment totaled $1.2 million and $765,000 for the six-month period ended March 31, 1999 and 1998, respectively. Further the Company invested $662,000 and $686,000 in software development costs in the six months ended March 31, 1999 and 1998, respectively. During the six-month period ended March 31, 1998, the Company used cash from investing activities for the acquisition of Advanced Management, Incorporated for $19.7 million.

     In February 1999, the Company's line of credit arrangement with a commercial bank, consisting of two credit facilities, was increased from $50 million to $60 million. The first facility, in an amount up to $30 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at LIBOR for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $30 million, may be used to finance acquisitions and for other corporate purposes approved by the lender, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2002. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to cash flow, fixed charge coverage and minimum net worth. The credit agreement also prohibits the payment of dividends. As of March 31, 1999 the outstanding balance on the Company's credit facilities was $48.6 million.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Inflation did not have a material impact on the Company's revenues or income from operations for the six months ended March 31, 1999 or 1998.


YEAR 2000 Disclosure

Overview

As is true for most companies, the Year 2000 computer problem creates a risk for the Company. If systems do not correctly recognize the date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk exists primarily in four areas; the Company's internal systems, third parties with which the Company has a material relationship, Company products and Company Year 2000 services. In response to the Year 2000 problem and the associated risks, the Company has developed a comprehensive compliance program to evaluate, address and remedy the date related problems with respect to the Company's internal systems, third party relationships, Company products and services. The compliance program is managed by the Company's Chief Technical Officer, and is tailored after the guidance promulgated by the General Accounting Office ("GAO") in their publication, "Year 2000 Computing Crisis: An Assessment Guide" and by the Department of the Navy Year 2000 Action Plan. The Company has adopted the following five-phase approach that was endorsed by the GAO and recognized by the U.S. Congress:

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

The Company anticipates that it will have all internal mission critical Year 2000 solutions in place by July 1, 1999. Internal mission critical solutions include local and wide area networks, financial systems and embedded micro-controllers within facility, security, telephone and other systems.

The Company is also confirming that Company vendors and suppliers of essential hardware, software and services are Year 2000 compliant.

The Company is assessing the status of its products and Year 2000-related services. The Company also performs Year 2000-related services for both government and industry and is assessing the potential risk to the Company of performing these services and is taking action to mitigate these risks as they are identified.


Cost for Year 2000 Compliance

The Company has budgeted $550,000 for Year 2000 compliance. To date, the Company has spent approximately $239,000.

Year 2000 Risks

 The Company believes that its Year 2000 compliance plan is a comprehensive one. The Company, however, may not be able to identify or remedy all Year 2000 compliance issues with respect to its internal systems, suppliers, customers, products and services. Company customers may choose to fund Year 2000 compliance efforts in lieu of contracting services to the Company. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations.

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

(a) The Company held its Annual Meeting of Stockholders on February 25, 1999.

(b) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

    (1)  Election of Directors

                                                   Votes              Votes
                   Nominee for Director          Cast For           Withheld
                   ------------------------  -----------------  ----------------

                   George A. Robinson....        7,434,989           16,395

                   Charles G. Martinache..       7,395,289           56,095

                   Thomas A. Costello.....       7,435,189           16,195

                   Wayne Shelton..........       7,433,789           17,595

                   Charles R. Collins......      7,432,839           18,545

                   Vincent G. Vidas........      7,433,989           17,395


    (2) The amendment to the Company's 1997 Stock Incentive Plan that provides for automatic increases in the number of shares reserved for issuance thereunder by the lesser (i) of 2% of the total number of shares of the Company's common stock issued and outstanding on the last trading day of the preceding December or (ii) 400,000 shares was approved with 3,988,470 votes in favor, 787,457 votes against and 28,977 abstentions.

    (3) The Company's Employee Stock Purchase Plan was approved with 4,681,335 votes in favor, 100,305 votes against and 23,264 abstentions.

    (4) The ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year ending September 30, 1999 was ratified with 7,430,450 votes in favor, 10,840 votes against and 10,094 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibit 10.1  Amended and Restated Credit  Agreement, dated as of February 3, 1999, between the Company and NationsBank, N.A.

                  Exhibit 11.1 Statement Regarding Computation of Per Share Earnings

                  Exhibit 27.1  Financial Data Schedule

              (b)   Reports on Form-8K -None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 14, 1999                       ADVANCED COMMUNICATION SYSTEMS, INC.



                                               /S/ George A. Robinson
                                        ---------------------------------------
                                                  George A. Robinson
                                                  Chairman, President
                                              and Chief Executive Officer


                                                    /S/ Dev Ganesan
                                        ---------------------------------------
                                                     Dev Ganesan
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer