Form 10-Q
period 1999-06-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 1999-08-16
CIK 1035104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                YES [ X ] NO [ ]

AS OF THE CLOSE OF BUSINESS ON JULY 30, 1999, THE REGISTRANT HAD OUTSTANDING 8,729,283 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                           PAGE
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements:

                     Condensed Consolidated Balance Sheets as of June 30, 1999
                     and September 30, 1998                                                   3

                     Condensed Consolidated Statements of Operations for the Three
                     Months and Nine Months Ended June 30, 1999 and 1998                      4

                     Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended June 30, 1999 and 1998                                      5

                     Notes to Condensed Consolidated Financial Statements                     6

Item 2.              Management's Discussion and Analysis of Financial Condition              8
                     and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About Market Risk              14


PART II.             OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                                        15

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                    JUNE 30       SEPTEMBER 30
                                                                                                     1999             1998
                                                                                                     ----             ----
                                     ASSETS
Current assets:
Cash and cash equivalents.......................................................                         $180           $2,457
Contract receivables, billed and unbilled.......................................                       67,639           54,059
Other receivables...............................................................                          318              286
Prepaid expenses................................................................                        1,807              958
Inventories.....................................................................                          467              583
                                                                                                  -----------      -----------
   Total current assets.........................................................                       70,411           58,343
                                                                                                  -----------      -----------
Property and equipment, net.....................................................                        8,392            8,044
Other assets:
Other related party receivables.................................................                           87               88
Assets held for sale - software development costs, net..........................                        3,848            3,186
Intangibles, net (principally goodwill).........................................                       58,461           49,726
Other non-current assets........................................................                          456              348
                                                                                                  -----------      -----------
   Total other assets...........................................................                       62,852           53,348
                                                                                                  -----------      -----------
      Total assets..............................................................                     $141,655         $119,735
                                                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt...............................................                          $91              $87
Obligations under capital lease.................................................                          414            1,100
Accounts payable................................................................                        6,625            9,577
Accrued expenses and other current liabilities..................................                       31,184           22,772
Billings in excess of revenue...................................................                        1,784            1,208
Income taxes payable............................................................                          739            1,104
Deferred income tax liability...................................................                        2,003            1,059
                                                                                                  -----------      -----------
   Total current liabilities....................................................                       42,840           36,907
Obligations under capital lease - long-term.....................................                          307              523
Deferred income tax liability - long-term.......................................                        2,161              858
Long-term debt..................................................................                       45,535           36,564
                                                                                                  -----------      -----------
   Total liabilities............................................................                       90,843           74,852
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
  no shares issued and outstanding..............................................                            -                -
Common stock, $.01 par value, 40,000,000 shares authorized,
  11,450,000 shares issued at June 30, 1999 and September 30, 1998..............                          115              115
Paid-in-capital.................................................................                       42,052           41,105
Retained earnings...............................................................                        8,960            3,991
Less - Treasury stock, 2,745,985 shares at June 30, 1999
  and 2,854,887 shares at September 30, 1998....................................                        (315)            (328)
                                                                                                  -----------      -----------
   Total stockholders' equity...................................................                       50,812           44,883
                                                                                                  -----------      -----------
      Total liabilities and stockholders' equity................................                     $141,655         $119,735
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

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                        1999           1998            1999             1998
                                                        ----           ----            ----             ----
Revenues........................................         $57,568        $25,848         $156,403         $58,398

Direct costs....................................          39,932         16,374          106,183          37,364

Indirect, general and administrative expenses...          13,441          7,309           39,265          16,130
                                                      ----------     ----------      -----------      ----------

Income from operations..........................           4,195          2,165           10,955           4,904

Interest expense, net...........................           (802)          (377)          (2,741)           (740)
                                                      ----------     ----------      -----------      ----------

Income before taxes.............................           3,393          1,788            8,214           4,164

Income tax expense..............................           1,355            626            3,256           1,505
                                                      ----------     ----------      -----------      ----------

Net income......................................          $2,038         $1,162           $4,958          $2,659
                                                      ==========     ==========      ===========      ==========

Net income per share - basic....................           $0.23          $0.16            $0.57           $0.40
                                                      ==========     ==========      ===========      ==========

Net income per share - diluted..................           $0.23          $0.16            $0.56           $0.39
                                                      ==========     ==========      ===========      ==========

Weighted average shares outstanding - basic.....           8,699          7,310            8,663           6,729
                                                      ==========     ==========      ===========      ==========

Weighted average shares outstanding - diluted...           8,847          7,448            8,788           6,855
                                                      ==========     ==========      ===========      ==========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                                JUNE 30
                                                                                      1999                  1998
                                                                                      ----                  ----
Cash flow from operating activities:
Net income............................................................                  $4,958             $2,659
Adjustments to reconcile net income to net cash
      used in operating activities-
      Depreciation and amortization...................................                   2,738                983
      Increase in reserves............................................                       -                 65
      Deferred tax provision..........................................                   2,247              1,389
      Changes in assets and liabilities:
            Contract receivables......................................                (13,580)            (4,207)
            Other receivables.........................................                    (32)              (278)
            Prepaid expenses..........................................                   (849)                 82
            Inventories...............................................                     116              (221)
            Other related party receivables...........................                       1              (397)
            Other assets..............................................                   (108)                (4)
            Accounts payable..........................................                 (2,952)            (3,182)
            Accrued expenses and other current liabilities............                   3,687              2,001
            Billings in excess of revenue.............................                     576                 49
            Income taxes payable......................................                   (259)               (40)
                                                                                   -----------        -----------
                 Net cash used in operating activities................                 (3,457)            (1,101)
                                                                                   -----------        -----------

Cash flows from investing activities:
Acquisitions, net of cash acquired....................................                       -           (55,067)
Purchases of property and equipment...................................                 (1,908)            (1,251)
Capitalized software development costs................................                   (662)              (791)
Increase in intangible assets.........................................                 (5,177)            (1,066)
                                                                                   -----------        -----------
                Net cash used in investing activities.................                 (7,747)           (58,175)
                                                                                   -----------        -----------
Cash flows from financing activities:
Net proceeds from the sale of common stock............................                       -             22,838
Net costs incurred in sale of common stock............................                     (5)                  -
Net borrowings repaid.................................................                    (25)              (876)
Net borrowings under line of credit...................................                   9,000             35,528
Net repayments of obligations under capital leases....................                   (902)                  -
Sale of treasury stock................................................                     859                425
                                                                                   -----------        -----------
                Net cash provided by financing activities.............                   8,927             57,915
                                                                                   -----------        -----------

Net decrease in cash..................................................                 (2,277)            (1,361)
Cash and cash equivalents, beginning of period........................                   2,457              2,744
                                                                                   -----------        -----------

Cash and cash equivalents, end of period..............................                    $180             $1,383
                                                                                   ===========        ===========

Income taxes paid.....................................................                  $1,195               $169
                                                                                   ===========        ===========
Interest paid.........................................................                  $2,849               $787
                                                                                   ===========        ===========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of June 30, 1999 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

3. ACQUISITION

In June 1998, the Company acquired all the outstanding shares of SEMCOR, Inc. ("SEMCOR") for a preliminary purchase price of $38.1 million in cash and additional contingent payments, up to a maximum of $5.0 million for the six-month period ended December 31, 1998, and up to a maximum of $10.0 million for the twelve-month period ending December 31, 1999, based on the achievement of certain financial goals. SEMCOR successfully achieved the financial goals for the six-month period ended December 31, 1998 as outlined in the stock purchase agreement, and accordingly the selling shareholders were paid the maximum of $5.0 million in February 1999. Such amount is being carried as intangible assets (goodwill). In connection with the final determination of the fair value of assets acquired and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts which amounted to $4.7 million. Effective April 1, 1999, this adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to accrued expenses. The cost adjustment and goodwill amortization were $595,000 and $30,000, respectively, for the three months ended June 30, 1999.

4. CONTRACT RECEIVABLES

Contract receivables consist of the following:

                                                                                          JUNE 30            SEPTEMBER 30
                                                                                           1999                  1998
                                                                                       ------------          ------------
                                                                                       (UNAUDITED)
                                                                                                 (IN THOUSANDS)
U.S. government:
     Amounts billed.............................................................          $24,678                $22,088
     Recoverable costs and accrued profit on progress
       completed; not billed....................................................           37,312                 27,777
                                                                                         --------             ----------
          Subtotal..............................................................           61,990                 49,865
                                                                                         --------             ----------
Commercial customers:
     Amounts billed.............................................................            5,513                  4,469
     Recoverable costs and accrued profit on progress
       completed; not billed....................................................            1,504                    864
                                                                                         --------              ---------
          Subtotal..............................................................            7,017                  5,333
                                                                                         --------              ---------
Less allowance for doubtful accounts............................................            1,368                  1,139
                                                                                         --------              ---------

          Total.................................................................          $67,639                $54,059
                                                                                         ========              =========

5. SOFTWARE DEVELOPMENT COSTS

As of June 30, 1999, the Company capitalized software development costs totaling $3.8 million. Management is seeking a buyer for the related technology and plans to sell the technology for approximately book value. Accordingly, the Company has classified these assets as assets held for sale in the accompanying balance sheet.

6. LONG-TERM DEBT

Notes payable and line of credit consist of the following:                                  (IN THOUSANDS)

                                                                                    JUNE 30,               SEPTEMBER 30,
                                                                                      1999                    1998
                                                                               --------------------   ----------------------
                                                                                   (UNAUDITED)
Line of credit:
      $55,000,000 line of credit with a commercial bank ($45,000,000
      at September 30, 1998) expiring February 28, 2002..................                  $44,000                  $35,000

Notes payable:
      Note payable to bank, interest at 9.9%, due February
      2005, secured by a First Deed of Trust on an office building.......                      954                      964
      Note payable to Urban Business Development Corporation, interest at 8.575%, due January 2015, guaranteed by the Small Business
      Administration and secured by a Second Deed of Trust on an office
      building...........................................................                      672                      687
                                                                               --------------------   ----------------------
                                                                                            45,626                   36,651

      Less current maturities............................................                       91                       87
                                                                               --------------------   ----------------------

                                                                                           $45,535                  $36,564
                                                                               ====================   ======================

As discussed in Item 2 below, the Company's line of credit arrangement with a commercial bank, consisting of two credit facilities, was decreased in June 1999 from $60.0 million to $55.0 million. The first facility, in an amount up to $30.0 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $25.0 million, may be used to finance acquisitions and for other corporate purposes approved by the lender, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2002. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to cash flow, fixed charge coverage and minimum net worth. The credit agreement also prohibits the payment of dividends.

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

OVERVIEW

The Company provides communications, information systems and applied technology services and solutions, predominately to U.S. government agencies and to a lesser extent commercial and international customers. The Company's two significant U.S. Navy communication services contracts and programs with SPAWAR accounted for 13.4% of the revenues for the nine-month period ended June 30, 1999. Although the Company intends to expand its commercial and international sales, a relatively small number of contracts are likely to continue to account for a significant portion of the Company's future revenues.

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

Many of the Company's large contracts require the Company to supply services upon request, and the Company receives no payments under these contracts until such services are funded. There can be no assurance that cancellations or scope adjustments of these contracts might not occur or that the Company's services under these contracts will be requested at the anticipated levels in the future.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                          THREE MONTHS                                    NINE MONTHS
                                                         ENDED JUNE 30,                                 ENDED JUNE 30,
                                            --------------------------------------      -----------------------------------------
                                                 1999                    1998                 1999                    1998
                                            --------------          --------------      -----------------       -----------------
Revenues.................................           100.0  %                100.0  %               100.0   %               100.0  %
Direct costs.............................            69.4                    63.3                   67.9                    64.0
Indirect, general and administrative.....            23.3                    28.3                   25.1                    27.6
                                            --------------          --------------      -----------------       -----------------
Income from operations...................             7.3                     8.4                    7.0                     8.4
Interest expense, net....................           (1.4)                   (1.5)                  (1.7)                   (1.3)
                                            --------------          --------------      -----------------       -----------------
Income before taxes......................             5.9                     6.9                    5.3                     7.1
Provision for income taxes ..............             2.4                     2.4                    2.1                     2.6
                                            --------------          --------------      -----------------       -----------------
Net income...............................             3.5  %                  4.5  %                 3.2   %                 4.5  %
                                            ==============          ==============      =================       =================


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues increased 122.7%, or $31.7 million, to $57.6 million for the three months ended June 30, 1999, from $25.8 million for the same period in 1998. The increase was principally due to an increase in revenues resulting from the Company's acquisition of SEMCOR and an increase in systems integration and communication services revenues, partially offset by a decrease in information technology services revenues from federal agency information technology customers.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $39.9 million for the three months ended June 30, 1999 from $16.4 million for the same period in 1998 due primarily to increased revenues from the acquisition of SEMCOR and an increase in systems integration revenues. Direct costs, expressed as a percentage of revenues, increased to 69.4% for the three months ended June 30, 1999 from 63.3% for the same period in 1998, primarily due to an increase in the proportion of revenues resulting from systems integration services. These services have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expenses increased to $13.4 million for the three months ended June 30, 1999, from $7.3 million for the same period in 1998. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 23.3% from 28.3% for the three months ended June 30, 1999 and 1998 respectively, due to the higher proportion of systems integration revenues, which typically have lower associated indirect expenses, partially offest by an increase in the amortization of intangible assets, principally goodwill, resulting from the acquisition of SEMCOR.

Income from operations increased 93.8%, to $4.2 million for the three months ended June 30, 1999, from $2.2 million for the same period in 1998, primarily due to increased operating results from communication systems revenues and applied technology services revenues from the acquisition of SEMCOR and an increase in systems integration operating results, partially offset by a decrease in information technology operating results. Income from operations, expressed as a percentage of revenues, decreased to 7.3% for the three months ended June 30, 1999, from 8.4% for the comparable period in the prior year, principally attributable to the traditionally lower operating margins experienced by SEMCOR, the lower margins from federal agency information technology customers and from the amortization of intangible assets resulting from the SEMCOR acquisition.

Interest expense, net, consists of interest expense resulting primarily from the debt incurred to fund the Company's acquisitions, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $822,000 and $409,000 for the three-month periods ended June 30, 1999 and 1998, respectively. Interest and other non-operating income was $20,000 and $32,000 for the three months ended June 30, 1999 and 1998, respectively.

The Company's effective income tax rate was 39.9% and 35.0% for the three months ended June 30, 1999 and 1998, respectively. This increase was primarily due to higher effective state income tax rates resulting from the acquisition of SEMCOR.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

Revenues increased 167.8%, or $98.0 million, to $156.4 million for the nine months ended June 30, 1999, from $58.4 million for the same period in 1998. The increase was principally due to an increase in revenues resulting from the Company's acquisition of SEMCOR, and an increase in systems integration and communication services revenues.

Direct costs increased to $106.1 million for the nine months ended June 30, 1999, from $37.4 million for the same period in 1998 due primarily to increased revenues from the Company's acquisition of SEMCOR and from the increase in systems integration revenues. Direct costs, expressed as a percentage of revenues, increased to 67.9% for the nine months ended June 30, 1999, from 64.0% for the same period in 1998, primarily due to an increase in the proportion of revenues derived from systems integration services. These services have higher direct costs than other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect expenses increased to $39.3 million for the nine months ended June 30, 1999 from $16.1 million for the same period in 1998. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 25.1% for the nine months ended June 30, 1999, from 27.6% for the comparable period last year, due to the higher proportion of systems integration revenues, that typically have lower associated indirect expenses, partially offset by an increase in the amortization of intangible assets, principally goodwill, resulting from the acquisition of SEMCOR.

Income from operations increased 123.4%, to $11.0 million for the nine months ended June 30, 1999, from $4.9 million for the same period in 1998, primarily due to increased operating results from communication systems and applied technology revenues from the acquisition of SEMCOR and from the increase in systems integration operating results. As a percentage of revenues, income from operations decreased to 7.0% for the nine months ended June 30, 1999, from 8.4% for the comparable period in the prior year, principally attributable to the traditionally lower operating margins experienced by SEMCOR, the lower margins from federal agency information technology customers and from the amortization of intangible assets resulting from the SEMCOR acquisition.

Interest expense, net, consists of interest expense resulting primarily from the debt incurred to fund the Company's acquisitions, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $2.8 million and $787,000 for the nine-month periods ended June 30, 1999 and 1998, respectively. Interest and other sources of non-operating income were $108,000 and $47,000 for the nine months ended June 30, 1999 and 1998, respectively.

The Company's effective tax rate was 39.6% and 36.1% for the nine months ended June 30, 1999 and 1998, respectively. This increase was primarily due to higher effective state income tax rates resulting from the acquisition of SEMCOR.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operating activities of $3.5 million for the nine months ended June 30, 1999, resulting primarily from net income, increases in contract receivables and prepaid expenses and decreases in accounts payable, partially offset by an increase in accrued expenses. The increase in contract receivables was due to an increase in revenues recognized for the period. Included in contract receivables at June 30, 1999, is a contractual obligation of the Australian Navy in the amount of $1.8 million. The Australian Navy is contesting this obligation and the Company continues to vigorously pursue all available remedies to enforce payment of such amount. For the nine months ended June 30, 1998, the Company used cash from operating activities of $1.1 million resulting primarily from net income, increases in contract receivables and decreases in accounts payable, partially offset by an increase in accrued expenses.

The principal use of cash for investing activities was for the purchases of computers and equipment, the investment in software development costs and for an earnout payment of $5.0 million to the former shareholders of SEMCOR based on SEMCOR's achievement of certain financial goals for the six-month period ended December 31, 1998. The purchases of computers and equipment totaled $1.9 million and $1.3 million for the nine-month period ended June 30, 1999 and 1998, respectively. Further the Company invested $662,000 and $791,000 in software development costs in the nine-month period ended June 30, 1999 and 1998, respectively. During the nine-month period ended June 30, 1998, the Company used cash from investing activities for the acquisitions of Advanced Management, Incorporated and SEMCOR, Inc.

Cash provided by financing activities was $8.9 million for the nine months ended June 30, 1999, resulting primarily from net borrowings under the Company's credit facilities and from sales of treasury stock, partially offset by the repayment of capital lease obligations. During the nine-month period ended June 30, 1998, cash provided by financing activities was $58.0 million primarily from the follow-on offering of the Company's common stock and net borrowings under the Company's credit facilities.

Effective June 30, 1999, the Company's line of credit arrangement with a commercial bank was reduced from $60.0 million to $55.0 million. The first facility, in an amount up to $30.0 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at LIBOR for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $25.0 million, may be used to finance acquisitions and for other corporate purposes approved by the lender, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. Each facility expires on February 28, 2002. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including debt to cash flow, fixed charge coverage and minimum net worth. The credit agreement also prohibits the payment of dividends. As of June 30, 1999, $52.0 million was available on the credit facilities and the outstanding balance was $44.0 million with an additional $3.8 million in standby letters of credit.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

Inflation did not have a material impact on the Company's revenues or income from operations for the nine months ended June 30, 1999 or 1998.

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

The Company has determined the following:

            The Company's internal mission critical systems, including its local and wide area networks, its financial systems, and its embedded microcontrollers within facility, security, telephone and other systems, are Year 2000 compliant.

            The Company has received representation from its vendors and suppliers of essential hardware, software and services that they are Year 2000 compliant.

            The Company has verified that its current products are Year 2000 compliant and believes that there are no compliance issues with its Year 2000-related services. The Company will continue to assess and improve its Year 2000 compliance in all areas.

COST FOR YEAR 2000 COMPLIANCE

The Company has budgeted $550,000 for Year 2000 compliance. To date, the Company has spent approximately $344,000.

YEAR 2000 RISKS

The Company believes that its Year 2000 compliance plan is a comprehensive one, however, there can be no assurances that the Company will not experience unanticipated negative consequences caused by undetected Year 2000 defects in its internal systems including third party hardware and software products. In addition, there can be no assurances that the Company will not experience unanticipated negative consequences caused by the failure of services provided by third parties such as electrical power, telecommunications services and delivery services. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations.

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

Date:  August 16, 1999       ADVANCED COMMUNICATION SYSTEMS, INC.



                                          /S/ George A. Robinson
                               -------------------------------------------------
                                            George A. Robinson
                                           Chairman, President
                                       and Chief Executive Officer

                                             /S/ Dev Ganesan
                               -------------------------------------------------
                                               Dev Ganesan
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer