Form 10-K
period 1999-09-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 1999-12-29
CIK 1035104

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1999    COMMISSION FILE NUMBER: 0-22737

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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by persons considered by the registrant to be non-affiliates of the registrant on December 10, 1999, computed with reference to the closing price of the Common Stock on the Nasdaq National Market as reported for December 10, 1999, was $116,077,545.

                                 ---------------

     As of the close of business December 10, 1999, the registrant had outstanding 8,770,364 shares of Common Stock, par value $.01 per share.

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before January 28, 2000.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Advanced Communication Systems, Inc. ("ACS" or the "Company") provides communications, information systems and aerospace services and solutions, predominantly to U.S. government agencies and to a lesser extent commercial customers. The Company operates primarily in three interrelated areas: communication services, information systems and aerospace services. The Company believes that, from its inception in 1987, it has been a leading provider of U.S. Navy satellite communications services. Recently, using its information management capabilities, the Company has begun to expand its network and database design and support services to the U.S. military and to develop business with other federal agencies, state and local governments and commercial customers. The Company's revenues have increased each year since fiscal 1987 and grew at a compound annual rate of 62.8% during the last five fiscal years, reaching $218.3 million for fiscal 1999. The Company's total funded and unfunded backlog was $704.6 million as of September 30, 1999.

     On December 9, 1999, ACS entered into an Agreement and Plan of Merger
(the "Merger Agreement") by and among ACS, The Titan Corporation ("Titan") and A T Acquisition Corp., a wholly owned subsidiary of Titan ("Sub") pursuant to which Sub will merge with and into ACS (the "Merger"). ACS will survive the Merger and become a wholly owned subsidiary of Titan. Under the terms of the Merger Agreement, upon the consummation of the Merger all outstanding shares of ACS will be exchanged for shares of Titan common stock and all outstanding options to acquire common stock of ACS will be assumed and converted into options to acquire shares of Titan common stock at a ratio between 0.6154 and
0.7843 shares of Titan common stock to one share of ACS common stock (the "Exchange Ratio"). The Exchange Ratio can vary within this range depending on the ten day average trading price of Titan common stock ending on or about the date that is two days prior to the closing date of the Merger. Under the terms of the Merger Agreement, if the average stock price of Titan common stock is less than $22.95 per share at the time of closing, ACS has the right to terminate the Merger Agreement subject to a Titan option to fix the Exchange Ratio which assures a minimum price of $18.00 per share of ACS common stock. If the average stock price of Titan common stock is greater than $35.75 per share at the time of closing, Titan has the right to terminate the Merger Agreement subject to an ACS option to fix the Exchange Ratio and agree to receive a maximum price of $22.00 per share of ACS common stock.

     The Merger is subject to certain conditions, including stockholder approval by the holders of a majority of ACS common stock outstanding on the record date for a meeting of stockholders of ACS at which the stockholders will consider approval of the Merger Agreement, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the receipt of certain approvals and consents and other customary conditions. The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization.

     The Company's primary objective is to provide superior communication services, information systems and aerospace services to its clients. Consistent with this objective, the Company acquired Program Support Associates, Inc. ("PSA") in September 1999, SEMCOR, Inc. ("SEMCOR") in June 1998, Advanced Management Incorporated ("AMI") in February 1998, Integrated Systems Control, Inc. ("ISC") in November 1997, and RF Microsystems, Inc. ("RFM") in August 1997. The Company believes that such acquisitions: (i) allow the Company to participate in increasingly large and complex procurement programs; (ii) increase its opportunities to cross-sell products and services to existing customers; (iii) bring new strength to the Company's technical capabilities through the cross-utilization of technology and engineering skills; and (iv) increase the overall depth and experience of the Company's management.

     PROGRAM SUPPORT ASSOCIATES, INC. Founded in 1991, PSA develops, installs and supports online, real time financial management information systems primarily to the Department of Defense ("DOD"). PSA is headquartered in Charlottesville, Virginia, and has operations in Charlottesville, San Diego and the Washington, D.C. area. Its clients include Space and Naval Warfare Command and Centers, Naval Sea Systems Command, and the U.S. Army.

     SEMCOR, INC. Founded in 1967, SEMCOR provides a wide range of technical and engineering services, primarily to the DOD, in the areas of communication, aviation, applied technology and information systems. SEMCOR's clients include the U.S. Navy, U.S. Army, U.S. Air Force, Federal Aviation Administration and a broad range of commercial clients. SEMCOR maintains its headquarters in Mt. Laurel, New Jersey, and has 42 offices in 24 states.

     ADVANCED MANAGEMENT INCORPORATED. Founded in 1981, AMI provides a wide range of information technology services, including complex computer solutions and management services, to a variety of government and commercial entities. AMI's clients include the Federal Deposit Insurance Corporation (the "FDIC"), U.S. Secret Service, U.S. General Accounting Office, U.S. Customs Service, U.S. Department of Health and Human Services, U.S. Department of Labor, U.S. Department of Agriculture and U.S. Army. AMI is headquartered in Fairfax, Virginia, and has operations in Maryland, Virginia and Washington, D.C.

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

     In 1997, the Company consummated the initial public offering of its common stock, selling 2,225,000 shares of common stock, including the underwriter's overallotment option of 375,000 shares, for $7.50 per share. The initial public offering resulted in net proceeds to the Company of approximately $14.3 million after deducting underwriting discounts and offering expenses payable by the Company.

     In May 1998, the Company consummated a public offering of 2,000,000 shares of its common stock for $12.375 per share. The offering resulted in net proceeds to the Company of approximately $22.6 million after deducting underwriting discounts and offering expenses payable by the Company.

INDUSTRY OVERVIEW

     Growth in the Company's business is being driven by increasing demand for satellite-based communications systems and the increasing trend in government and commercial organizations to focus on their core competencies by outsourcing non-core functions such as communications and information technology. In addition, management believes that the U.S. military is placing greater emphasis on increasing productivity while using fewer resources by employing systems that act as "force multipliers." Solutions and technologies such as those offered by the Company permit the more effective use of personnel and assets and result in increased performance.

     Improvements in space and communications technologies have resulted in modern communications satellites with power, capacity, switching capabilities and longevity significantly greater than those of their predecessors. These improvements in performance, together with satellites' extensive geographic coverage and technical advantages, have made satellite-based communications increasingly competitive with other communications technologies, broadening the market for satellite services such as telephony support for cable and network television, broadband data transmission, paging, earth-sensing and position location.

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

     EXPAND THROUGH STRATEGIC ACQUISITIONS AND THE USE OF TEAMING RELATIONSHIPS. Strategic acquisitions are an integral component of the Company's growth strategy. The Company has completed five significant acquisitions and continues to evaluate potential acquisitions of businesses, technologies and products which are complementary to its core communications business. The Company believes that acquisitions will allow it to develop technical services and products it does not currently provide, to target markets it does not currently serve and, with its increased capabilities, successfully pursue larger communication, information systems and applied technology opportunities. Identifying and pursuing future acquisition opportunities will require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate acquired business operations. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's common stock or the incurrence of additional indebtedness and could have a dilutive effect on the Company's net income per share.

     DEVELOP ADDITIONAL COMMERCIAL BUSINESS. While servicing its government customers, the Company has developed many advanced technical capabilities in areas such as satellite communications, networking, groupware applications, local area network ("LAN") and wide area network ("WAN") services and database design and support. In addition, the Company has a working relationship with Microsoft that allows access to certain of Microsoft's suite of proprietary development tools for groupware applications. The Company's strategy is to market these skills and capabilities in selected commercial businesses, especially medium-sized businesses that are outsourcing their increasingly complex information technology needs.

COMPANY OPERATIONS

     The Company operates primarily in three interrelated areas: communication services, information systems and aerospace services.

COMMUNICATION SERVICES

     The Company believes it is recognized as a leader in the satellite communications industry. The Company designs, develops, integrates and installs complete communication solutions across the full spectrum of media ranging from land lines to wireless technologies, with particular strengths in satellite communications. The Company also provides technical, programmatic and financial management support to the Company's government customers for large-scale command, control and communication system procurements. Other related capabilities include innovative business process re-engineering and the implementation of streamlined commercial business practices that significantly enhance productivity. The Company believes this combination of skills and capabilities is one of the key factors that distinguishes it from its competitors in the communication services market. The Company's communications services business represented 51.6% of revenues for fiscal 1999.

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

     The Company's skills and experience permit it to apply innovative solutions to communications engineering problems. For example, the Company has developed receiver, modulator and coder design alternatives for a major U.S. Navy communication system and has defined satellite payload modifications for a major military satellite program. The Company's expertise in both military and commercial satellite programs has enabled it to develop innovative military uses of commercial satellite systems. For instance, the Company developed the concept that permitted the U.S. Navy to conduct its first worldwide video teleconference, simultaneously linking all European, Atlantic and Pacific commanders by satellite with the Pentagon and a major command ship at sea. In addition, the Company's engineers have the required operational experience to translate a user's requirements into practical technical specifications for a communication system. This experience has enabled the Company's engineers to analyze major U.S. Navy communication systems, such as High Speed Fleet Broadcast and the Communication Support System, and project future needs and technology requirements. The Company's capability to conduct high level theoretical engineering tasks, coupled with an intimate knowledge of the system under investigation, permits the Company to assist its customers in avoiding costly troubleshooting efforts on communication problems related to natural phenomena. Many of these concepts and techniques which were developed for the U.S. Navy have natural extensions to other military and commercial applications.

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

     The following is a significant communication services contract and program, emphasizing the nature of the Company's interrelated business areas:

     - The Company is the prime contractor under a five-year time and materials/FFP contract awarded by the U.S. Navy in August 1997 to provide engineering and technical assistance in the conduct of requirements definition; system engineering and design; ship construction and modernization; system/subsystems design; integration, test and evaluation; installation planning and management; program planning and management; developmental, operational and acceptance test planning and execution; and life cycle support planning for the Navy Defense Message System, Base Level Information Infrastructure, and Joint Maritime Communications Systems. The subcontractors working under this contract consist of Scientific Research Corporation, Anteon Corporation, ESN, Inc, Vredenburg & Company, J.G. Van Dyke & Associates, Inc., Network Engineering and Technical Services Inc., American Systems Corporation and Validity Corporation. The contract had a backlog of approximately $78.8 million at September 30, 1999.

     - The Company is the prime contractor under two five-year cost plus fixed fee contracts awarded by the U.S. Navy during 1996 and expiring in fiscal 2001 to provide technical engineering, program management and various other information management and support services to the
          U. S. Navy. During 1999, the U.S. Navy established an Omnibus (the "PMTO") contract that was awarded to a competitor in September 1999. This contract encompassed a number of the tasks that previously were performed under the Company's two existing contracts. Management believes that it will be able to utilize other contract vehicles to perform a substantial number of tasks previously performed under these contracts, however there is no assurance that the Company will be able to do so. These contracts had a backlog of approximately $52.5 million at September 30, 1999.

     - The Company is the prime contractor under a five-year cost plus fixed fee contract awarded in November 1998, by the U.S. Navy to provide software and systems engineering services aimed at validating, accrediting and certifying some of the Navy's most important information systems for the Navy Information Systems and Security ("INFOSEC"). This effort includes engineering support, testing, implementation, training, and transition to the use of information systems, products and initiatives. The contract had a backlog of approximately $31.9 million at September 30, 1999.

INFORMATION SYSTEMS

     The Company provides information technology services and systems integration to a wide spectrum of clients. The Company's information systems business represented approximately 26.8% of revenues for fiscal 1999.

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

     The Company also provides office automation system services. It analyzes current office functions and matches them with appropriate office software and provides integrated office tools to permit data sharing and improve office efficiency. The Company established the first office automation system for a major program directorate of the U.S. Navy over ten years ago, using a central computer with multiple processors and work station terminals, applying then-available technology to an office environment. As it continued to provide network services for that office, improving the system through advances in technology, the Company implemented a 250 station LAN with five servers. The Company has applied that same technology to several commercial customers.

     The Company provides technical assistance to end users on system configuration issues, software upgrades and functionality. In 1993, the Company was awarded a contract to operate the network used by the International Joint Commission, a quasi-government organization of the U.S. and Canada charged with protecting the environmental conditions along the border between the two countries. After successful completion of that three-year contract, the Company was awarded a multi-year contract to continue the network support with expanded work scope, including software application training.

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

     The Company believes it has been successful as a systems integrator because it has targeted certain technologies and systems to offer through the GSA Schedule Contracts. Expecting that many government agencies were planning to use Versa-Module European ("VME") technology, the Company focused on offering VME products and systems, which provide users with a versatile modular computer system that allows users to combine products and functions. However, recognizing that technology changes constantly, the Company is now targeting replacement technology for some of the VME applications and will offer further technology advances as appropriate. Because of the nature of this systems integration work, the Company does not have a large investment in VME plant or equipment and can continue to provide VME technology while pursuing additional technologies.

AEROSPACE SERVICES

     The Company applies a wide range of advanced technology to assist customers across the military services in meeting their critical mission requirements. The Company's highly qualified professional staff provides state-of-the-art scientific, engineering, technical, logistics, program and financial management support. The Company also has a well-qualified support staff with backgrounds in the various systems and technologies being supported. The Company believes that its qualifications and experience distinguish it from competitors in the aviation systems area and make it a pre-eminent support contractor for aviation systems engineering and program management. The Company's aerospace services business represented 21.6% of revenues for fiscal 1999.

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

     LIFE-CYCLE SUPPORT. The Company provides a broad range of logistics analysis and life-cycle support services to U.S. Army, U.S. Navy, U.S. Air Force and Federal Aviation Administration activities. The Company's professional staff is well versed in the various elements of logistics that apply across the life-cycle of a military system from concept development through operational use and into retirement. Many of the Company's personnel have previous military operations and maintenance experience directly applicable to the systems being supported for the Company's customers. The Company's professionals have developed specialized software tools for system configuration control and tracking. The Company-developed Resource Allocation Management Plan is used by the U.S. Navy F-14 Program Office to track the status of the entire F-14 fleet. Under contract to the U.S. Army, the Company's engineers and scientists are reviewing technical manuals for aircraft, tracked vehicles, and watercraft to find all uses of ozone depleting chemicals and certain hazardous materials and to identify appropriate replacements.

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

     The following are significant aerospace services contracts and programs:

     - The Company is the prime contractor under a five-year cost plus fixed fee contract awarded by the U.S. Navy in May 1998 to provide systems engineering and technical services which include analysis, development, and integration of warfare systems into Naval aircraft. The subcontractors working under this contract consist of Arinc, DCS, Eagan McCallister, Information Spectrum, Inc., Mantech Systems, Jorge Scientific, and Averstar, Inc. The contract had a backlog of approximately $42.3 million at September 30, 1999.

     - The Company is the prime contractor under a five-year time and materials contract awarded by the Naval Air Systems Command (NAVAIR) in April 1999, to develop, verify, execute and enhance methods and processes for tracking aircraft structural fatigue life. The contract team includes, as subcontractors, Boeing Company, University of Dayton Research Institute, NAVMAR Applied Sciences, SABRE Systems, Technical Data Analysis, and American Engineering Services. The contract had a backlog of approximately $45.5 million at September 30, 1999.

PRODUCTS

           In September 1999, in order to focus more on its core business services, the Company made a strategic decision to discontinue development of its SALTS related software products, and accordingly, the results of operations for the year ended September 30, 1999, includes a one-time charge of about $3.9 million related to SALTS software development. Related costs, which are included in indirect, general and administrative expenses, totaled approximately $548,000.

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

     Under the Company's GSA Schedule Contracts, government agencies may purchase, at prices approved by the GSA, hardware and software integration, various engineering services, automated data processing services, hardware and software, repair (service and parts) and training, without further competitive bidding. Products that the Company can provide under the GSA Schedule Contracts must be approved by the GSA prior to being offered to end-users. Also, at the time the contract was initially awarded and at each contract renewal, prices to end-users under the contract are set for the duration of the contract at a specified level or specified levels varying over time with provisions for economic price adjustments. The contracts are both fixed price and labor hour contracts and do not have any pre-set delivery schedules or obligation to purchase any significant amount of goods or services. The GSA Schedule Contracts are renewable every five years and each of the current contracts expire from 2002 through 2004. The Company believes that the GSA Schedule Contracts will be renewed beyond these dates, although there can be no assurance to this effect. For fiscal 1999, approximately 25.4% of the Company's revenues were derived from GSA Schedule Contracts.

     The Company currently has a total of nine blanket purchase agreements ("BPAs") with federal agencies. A BPA is a simplified but non-mandatory, fixed price or labor hour, contract for the government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into BPAs for similar products with several companies. BPAs generally include a list of products or services at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPAs may be paid for with a government-issued credit card.

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

     The majority of the Company's contracts and subcontracts with federal government agencies are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company's business, financial condition and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts. New government contract awards also are subject to protest by competitors at the time of award which can result in the re-opening of the bidding process or the award of a contract to a competitor. None of the Company's current government contracts is the subject of a bid protest; however, there can be no assurance that government contracts awarded to it in the future will not be challenged by competitors.

     Approximately 5.1% of the Company's revenues in fiscal 1999 were generated through small business set-aside programs. The Company no longer is eligible to participate in some of these programs and, as its revenues and size expand, it will lose its eligibility to participate in more of these programs. There can be no assurance that the Company will be able to replace revenues from these contracts. The Company's contractual costs and revenues also are subject to audits and adjustments by negotiation between it and the Defense Contract Audit Agency ("DCAA") and other government auditors. As part of the audit process, the DCAA verifies that all charges made by a contractor against a contract are legitimate and appropriate. Audits may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. The Company was audited by DCAA for contract performance through fiscal 1996 under all of its government contracts, which resulted in immaterial adjustments to its revenues under the contracts audited. However, there can be no assurance that future audits will not result in material adjustments to the Company's revenues.

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

"Backlog" is the total of funded and unfunded backlog. The following table summarizes the Company's funded and unfunded backlog at the dates indicated:

                                             SEPTEMBER 30,
                              --------------------------------------------
                                 1997              1998            1999
                              ----------        ----------      ----------
                                               (IN THOUSANDS)
BACKLOG COMPONENT
Funded.....................   $    5,323        $   57,454      $   64,797
Unfunded...................      141,314           456,592         639,809
                              ----------        ----------      ----------
          Total............   $  146,637        $  514,046      $  704,606
                              ==========        ==========      ==========

     The Company believes that approximately 29.6% of its backlog as of September 30, 1999 will result in revenues in fiscal 2000. However, the Company also believes that backlog is not necessarily indicative of future revenues. The Company's backlog typically is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether funded or unfunded, may be terminated at the convenience of the government.

     Included in the total contract backlog at September 30, 1999, is approximately $52.5 million attributable to the Company's two significant cost plus fixed fee contracts with the U.S. Navy. During 1999, the U.S. Navy established an Omnibus contract, that was awarded to a competitor in September 1999. This contract encompassed a number of the tasks that previously were performed under these two contracts. Management believes that it will be able to utilize other contract vehicles to perform a substantial number of tasks previously performed under these contracts, however there is no assurance that the Company will be able to do so.

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

     As of September 30, 1999, the Company had 1,974 employees. The Company believes that its relations with its employees are good. None of the Company's employees is covered by collective bargaining agreements.

     There is significant competition for employees with the communication and information technology skills required to perform the services the Company offers. The Company's success will depend in part upon its ability to attract, retain, train and motivate highly skilled employees, particularly in the area of information technology.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company, headquartered in Fairfax, Virginia, occupies approximately 363,000 square feet of office space located throughout the United States. Substantially all of this space is leased and is comprised primarily of office space. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

     In August 1999, the Company filed an action against the McGraw-Hill Companies, Inc. ("McGraw-Hill") in the United States District Court for the District of New Jersey (the "New Jersey Action"), seeking recovery of approximately $186,000 in fees for services performed pursuant to certain contracts. McGraw-Hill has threatened to file a counterclaim against the Company seeking recovery of $500,000, on allegations that the Company negligently designed certain software for McGraw-Hill, which negligence caused significant problems to McGraw-Hill customers. The Company files its answer to the counterclaim in December 1999, and it believes that it has a meritorious defense to the counterclaims and intends to conduct a vigorous defense. An initial Scheduling Conference in the action is scheduled for January 2000.

     On September 13, 1999, the Company protested the award of the PMTO contract to a competitor of the Company. This protest was denied by the Comptroller General of the United States on December 16, 1999.

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company currently is not a party to any legal proceedings, other than the actions referred to above, which, in the opinion of management, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The following table sets forth the high and low sales prices of the Company's common stock as reported by the Nasdaq National Market, where the common stock trades under the symbol "ACSC."

                                                        HIGH           LOW
                                                       -------       -------
FISCAL YEAR ENDED SEPTEMBER 30, 1998
  First Quarter...................................     $12.750       $ 8.000
  Second Quarter..................................      12.000         8.000
  Third Quarter...................................      14.938        10.500
  Fourth Quarter..................................      12.875         7.750
FISCAL YEAR ENDED SEPTEMBER 30, 1999
  First Quarter...................................     $12.563       $ 7.125
  Second Quarter..................................      16.125         9.813
  Third Quarter...................................      13.938        11.125
  Fourth Quarter..................................      15.000        10.000

           On December 10, 1999, the closing price of the Company's common stock was $17.625 per share. As of December 10, 1999, there were approximately 86 holders of record of common stock. The Company believes that there are over 5,200 beneficial owners of common stock.

Dividend Policy

     The Company does not anticipate declaring or paying cash dividends in the foreseeable future. In addition, the Company's existing credit facilities contain provisions which could have the effect of limiting its ability to pay cash dividends. See "Note 10 of the Consolidated Financial Statements."

Recent Sales of Unregistered Securities

     None.

ITEM 6.  SELECTED FINANCIAL INFORMATION.

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------------------
                                                            1995            1996          1997(3)         1998          1999 (4)
                                                          --------        --------        -------       --------        --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..............................................    $ 23,724        $ 31,665        $52,194       $107,752        $218,252
Direct costs..........................................      14,815          19,307         37,687         69,847         147,667
Indirect, general and administrative expenses.........       8,202          10,253         11,128         28,834          53,863
Provision for doubtful accounts.......................          --              --             --             --           2,514
Write-off of capitalized software development costs...          --              --             --             --           3,893
                                                          --------        --------        -------        -------        --------
Income from operations................................         707           2,105          3,379          9,071          10,315
Interest expense......................................        (185)           (257)          (136)        (1,918)         (4,492)
Other income, net.....................................          52              57            153             82             160
                                                          --------        --------        -------        -------        --------
Income before taxes...................................         574           1,905          3,396          7,235           5,983
Provision (benefit) for income taxes..................          --              --           (250)         2,861           2,402
                                                          --------        --------        -------        -------        --------
Net income............................................    $    574        $  1,905        $ 3,646        $ 4,374        $  3,581
                                                          ========        ========        =======        =======        ========
Net income per share -- basic.........................                    $   0.51        $  0.85        $  0.61        $   0.41
                                                                          ========        =======        =======        ========
Net income per share -- diluted.......................                    $   0.50        $  0.84        $  0.60        $   0.41
                                                                          ========        =======        =======        ========
Weighted average shares outstanding -- basic..........                       3,733          4,306          7,221           8,680
                                                                          ========        =======        =======        ========
Weighted average shares outstanding -- diluted........                       3,806          4,352          7,326           8,803
                                                                          ========        =======        =======        ========

PRO FORMA STATEMENT OF OPERATIONS DATA FOR FISCAL YEARS 1995 THROUGH 1997:
Income before taxes...................................    $    574        $  1,905        $ 3,396
Pro forma income taxes(1).............................         229             743          1,305
                                                          --------        --------        -------
Pro forma net income..................................    $    345        $  1,162        $ 2,091
                                                          ========        ========        =======
Pro forma net income per share -- basic...............                    $   0.28        $  0.45
                                                                          ========        =======
Pro forma net income per share -- diluted.............                    $   0.27        $  0.44
                                                                          ========        =======
Pro forma weighted average shares
  outstanding -- basic(2).............................                       4,212          4,682
                                                                          ========        =======

Pro forma weighted average shares
  outstanding -- diluted(2)...........................                       4,286          4,729
                                                                          ========        =======

                                                      YEAR ENDED SEPTEMBER 30,
                                 ---------------------------------------------------------------
                                   1995         1996          1997         1998          1999
                                 --------    ----------    ----------   ----------    ----------
                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.............    $2,716      $ 5,387        $ 9,526     $ 21,436       $ 29,195
  Total assets................     6,987       13,117         26,212      119,735        143,202
  Total debt..................     1,821        2,688             --       38,274         48,964
  Stockholders' equity........     2,497        4,375         13,828       44,883         49,894

----------
(1) Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable rates as if the Company had not elected S corporation status for the periods indicated.

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

(4) Includes a one-time charge of $3.9 million related to SALTS software development and $1.8 million for an uncollected receivable from the Australian Navy related to the development and installation of RANSALTS, a SALTS-type product. In addition, related costs, that are included in the indirect and general and administrative expenses, totaled $548,000. Additionally, included in indirect general and administrative expenses, are significant bid and proposal costs of $444,000 that were expended for one major contract proposal effort. Adjusted per share earnings on a fully diluted basis, excluding the charges referred to above, would have been $0.86 for the year ended September 30, 1999.

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

OVERVIEW

     The Company provides communications, information systems and aerospace services and solutions, predominantly to U.S. government agencies and to a lesser extent commercial customers. The Company operates primarily in three interrelated areas: communication services, information systems and aerospace services. The Company has been profitable since its inception in 1987, and has achieved a compound annual growth rate in revenues of 62.8% over the past five fiscal years, with its substantial growth in fiscal years 1998 and 1999 attributable to acquisitions.

     The Company's backlog, including both funded and unfunded backlog, was $704.6 million at September 30, 1999. The Company's numerous large contract wins were primarily responsible for the increase in backlog from fiscal 1998 to fiscal 1999. Many of the Company's contracts are funded from year to year, based primarily on the procuring company's or agency's fiscal requirements. The estimated backlog under a government contract is not necessarily indicative of revenues that will actually be realized under that contract. Many of the Company's contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of the Company's contract backlog. Congress normally appropriates funds for a given program on a fiscal year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the procuring agency as appropriations are made by Congress in subsequent fiscal years. There can be no assurance that Congress will appropriate funds or that procuring agencies will commit funds to the Company's contracts for their anticipated terms. In addition, most of the Company's government contracts have a base term of one year and a number of option years. There can be no assurance that the government will extend a contract through its option years. Many of the Company's large contracts require that the Company supply services upon request, and the Company receives no payments under these contracts until such services are requested and performed. There can be no assurance that cancellations or scope adjustments of these contracts might not occur or that the Company's services under these contracts will be requested at the anticipated levels in the future. See "Business -- Government Contracts" and "Business -- Backlog."

     Revenues, by dollar and percentage, from the Company's three interrelated areas and three major types of customer are given below:

                                                                      YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------------------------
                                                    1997                        1998                       1999
                                           ---------------------       ---------------------      -----------------------
                                                                        (DOLLARS IN THOUSANDS)
SERVICES PROVIDED
Communication Services..................   $30,854           59%       $ 59,424          55%      $112,605           52%
Information Systems.....................    21,340           41          33,980          32         58,516           27
Aerospace Services......................        --           --          14,348          13         47,131           21
                                           -------          ---        --------         ---       --------          ---
          Total.........................   $52,194          100%       $107,752         100%      $218,252          100%
                                           =======          ===        ========         ===       ========          ===
CUSTOMER TYPE
U.S. Government.........................   $48,284           92%       $ 97,463          90%      $198,966           91%
Commercial..............................     1,997            4           9,422           9         19,201            9
International...........................     1,913            4             867           1             85           --
                                           -------          ---        --------         ---       --------          ---
          Total.........................   $52,194          100%       $107,752         100%      $218,252          100%
                                           =======          ===        ========         ===       ========          ===

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

                                              YEAR ENDED
                                             SEPTEMBER 30,
                                    ------------------------------
                                      1997        1998       1999
                                    --------    --------    ------
Cost reimbursement.............        59%         41%         45%
Fixed price....................        35          22          23
Time and materials.............         6          37          32
                                      ---         ---         ---
          Total................       100%        100%        100%
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

     The Company's two significant U.S. Navy communication services contracts and programs with SPAWAR accounted for approximately 12.3% of revenues for fiscal 1999. During 1999, the U.S. Navy established an Omnibus contract, that was awarded to a competitor in September 1999. This contract encompassed a number of the tasks that previously were performed under these two communication services contracts. Management believes that it will be able to utilize other contract vehicles to perform a substantial number of tasks previously performed under these contracts, however there is no assurance that the Company will be able to do so. Although the Company intends to expand its U.S. Government and commercial sales, a relatively small number of contracts are likely to continue to account for a significant portion of the Company's future revenues.

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

     Approximately 5.1% of the Company's revenues in fiscal 1999 were generated through small business set-aside programs. The Company no longer is eligible to participate in some of these programs and, as its revenues and size expand, it will lose its eligibility to participate in more of these programs. There can be no assurance that the Company will be able to replace revenues from these contracts.

     The Company also derives significant revenues from sales under the GSA Schedule Contracts. For fiscal 1999, approximately 25.4% of the Company's revenues were derived from the GSA Schedule Contracts. The government has no obligation to purchase any significant amount of goods or services under the contracts and there can be no assurance as to the actual level of sales that will be derived from the contracts. The GSA Schedule Contracts are fixed price contracts, which impose greater financial risk on the Company than cost reimbursement or time and materials contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce the Company's profit or cause a loss. In addition, the GSA

Schedule Contracts are renewable every five years by the government. The Company's current GSA Schedule Contracts expire beginning in 2002 through 2004. There can be no assurance that the GSA Schedule Contracts will be renewed, and the Company's inability to renew or replace the GSA Schedule Contracts could have a material adverse effect on its business, financial condition and results of operations.

     The Company generally uses commercially available products in its systems integration business, which are generally available from several sources. The Company has generally been able to obtain adequate supplies from its current suppliers in a timely manner. The Company believes that, in most cases, alternate vendors can be found if its current suppliers are unable to fulfill its needs.

     A part of the Company's business strategy calls for growth through acquisitions. The Company has successfully completed five acquisitions: PSA in September 1999, SEMCOR in June 1998, AMI in February 1998, ISC in November 1997 and RFM in August 1997. Since the respective dates of the acquisitions, the Company has been integrating these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government and commercial clients. There can be no assurance that the anticipated benefits from such acquisitions will be realized, that the Company will operate the acquired businesses profitably in the future or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the business, financial condition and results of operations of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate acquired business operations. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's common stock or the incurrence of additional indebtedness and could have a dilutive effect on the Company's net income per share.

     The Company's revenues have increased over the past five fiscal years at a compound annual rate of 62.8%. Continued growth could place a significant strain on the Company's limited personnel, management, financial controls and other resources. The Company's ability to manage any future expansion effectively will require it to attract, retain, train, motivate and manage new employees successfully, to integrate new management and employees into its overall operations and to continue to improve its operational, financial and management systems and controls and facilities. The Company's failure to manage any expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                      YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------------
                                                                  1997        1998        1999 (2)
                                                               ---------   ----------    ----------
Revenues....................................................    100.0%       100.0%        100.0%
Direct costs................................................     72.2         64.8          67.7
Indirect, general and administrative expenses...............     21.3         26.8          24.7
Provision for doubtful accounts.............................       --           --           1.1
Write-off of capitalized software development costs                --           --           1.8
Acquired in-process R&D costs...............................      3.7           --            --
                                                                -----        -----         -----
Income from operations......................................      2.8          8.4           4.7
Other income (expense), net.................................       --         (1.7)         (2.0)
                                                                -----        -----         -----
Net income..................................................      2.8          6.7           2.7
Income taxes(1).............................................      1.0          2.7           1.1
                                                                -----        -----         -----
Net income(1)...............................................      1.8%         4.0%          1.6%
                                                                =====        =====         =====

----------
(1) Prior to June 25, 1997, the Company elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. For the year ended September 30,1997, the results of operations reflect pro forma federal and state income taxes based on applicable rates as if the Company had not elected S Corporation status for year ended September 30,1997. Amounts for the years ended September 30, 1998 and 1999, are based on actual results.

(2) Includes a one-time charge of $3.9 million related to SALTS software development and $1.8 million for an uncollected receivable from the Australian Navy related to the development and installation of RANSALTS, a SALTS-type product. In addition, related costs, that are included in the indirect and general and administrative expenses, totaled $548,000. Additionally, included in indirect general and administrative expenses, are significant bid and proposal costs of $444,000 that were expended for one major contract proposal effort.

FISCAL 1999 COMPARED TO FISCAL 1998

      Revenues increased 102.5%, or $110.5 million, to $218.3 million for fiscal 1999, from $107.8 million for fiscal 1998. The increase was principally due to an increase in revenues resulting from the Company's acquisition of SEMCOR, and an increase in systems integration and communication services revenues.

      Direct costs include labor costs; related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs increased to $147.7 million for fiscal 1999, from $69.8 million for fiscal 1998 due primarily to increased revenues from the Company's acquisition of SEMCOR and from the increase in systems integration revenues. Direct costs, expressed as a percentage of revenues, increased to 67.7% for fiscal 1999, from 64.8% for the same period in 1998, primarily due to an increase in the proportion of revenues derived from systems integration services. These services have higher direct costs than other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

      Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expenses increased to $53.9 million for fiscal 1999 from $28.8 million for fiscal 1998. The increase was due primarily to the higher level of revenues discussed above. Indirect expenses, expressed as a percentage of revenues, decreased to 24.7% for fiscal 1999, from 26.8% for the comparable period last year, due to the higher proportion of systems integration revenues that typically have lower associated indirect expenses and the lower indirect costs experienced by SEMCOR, partially offset by an increase in the amortization of intangible assets, principally goodwill, resulting from the acquisition of SEMCOR and an increase in the Company's bid and proposal costs.

      In September 1999, in order to focus more on its core business services, the Company made a strategic decision to discontinue development of its SALTS related products, and accordingly, recorded a one-time charge of approximately $3.9 million related to the SALTS software development. This one-time charge was approximately 1.8% of fiscal 1999 revenues.

      In September 1999, the company provided for an uncollected receivable from the Australian Navy of approximately $1.8 million. This receivable was related to the development and installation of RANSALTS, a SALTS-type product. Additionally, during 1999, the Company charged approximately $700,000 to the provision for doubtful accounts as a reserve for unbilled contract receivables.

      Income from operations increased 13.7%, to $10.3 million for fiscal 1999, from $9.1 million for fiscal 1998, primarily due to increased operating results from communication systems and aerospace services revenues from the acquisition of SEMCOR and from the increase in systems integration operating results, offset by the write-off of capitalized software development costs of $3.9 million and the provision for doubtful accounts consisting primarily of the Australian Navy provision referred to above. In addition to the aforementioned write-offs, the Company incurred approximately $548,000 in costs associated the capitalized software development and significant bid and proposal costs of approximately $444,000 that were expended for one major contract proposal effort and were included in indirect, general and administrative expense in fiscal 1999. As a percentage of revenues, income from operations decreased to 4.7% for fiscal 1999, from 8.4% for fiscal 1998, principally attributable to the write-offs and associated costs referred to above and to the traditionally lower operating margins experienced by SEMCOR, the lower margins from federal agency information technology customers and from the amortization of intangible assets resulting from the SEMCOR acquisition.

      Other income (expense), net, consists of interest expense resulting primarily from the debt incurred to fund the Company's acquisitions, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $4.5 million and $1.9 million for fiscal years ended September 30, 1999 and 1998, respectively. Interest and other sources of non-operating income were $160,000 and $82,000 for the fiscal years ended September 30, 1999 and 1998, respectively.

      The Company's effective tax rate was 40.1% and 39.5% for the fiscal years ended September 30, 1999 and 1998, respectively. This increase was primarily due to higher effective state income tax rates resulting from the acquisition of SEMCOR.

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

     Other income (expense) net, consists of interest expense, offset in part by interest income from short-term deposits of cash. Interest expense was $1.9 million and $136,000 for fiscal 1998 and 1997, respectively. The increase in interest expense resulted primarily from the amounts borrowed to fund the AMI and SEMCOR acquisitions. The $19.5 million borrowed to finance the purchase of AMI was repaid in May 1998 with the proceeds of the Company's public offering of its common stock. Interest income was $82,000 and $153,000 for fiscal 1998 and 1997, respectively.

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

                                                                            THREE MONTHS ENDED
                                                                              (IN THOUSANDS)
                                     -----------------------------------------------------------------------------------------------

                                                             FISCAL 1998                                           FISCAL 1999
                                     -----------------------------------------------------------------------------------------------
                                      DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,
                                        1997        1998        1998        1998         1998        1999        1999       1999
                                     ---------    --------    --------    ---------    --------    --------    --------   ---------
Revenues...........................   $14,170     $18,380     $25,848      $49,354      $47,524     $51,312    $57,568     $61,848
Direct costs.......................     9,131      11,859      16,374       32,483       32,195      34,057     39,932      41,483
Indirect, general and
  administrative
  expenses.........................     3,933       4,888       7,309       12,704       12,373      13,451     13,441      14,598
Provision for doubtful
accounts...........................        --          --          --           --           --          --         --       2,514
Write-off capitalized software
development costs..................        --          --          --           --           --          --         --       3,893
                                      -------     -------     -------      -------      -------     -------    -------     -------
Income from
  Operations.......................   $ 1,106     $ 1,633     $ 2,165      $ 4,167      $ 2,956     $ 3,804    $ 4,195     $  (640)
                                      =======     =======     =======      =======      =======     =======    =======     =======

                                                                      (AS A PERCENTAGE OF REVENUES)

Revenues...........................     100.0%      100.0%      100.0%       100.0%       100.0%      100.0%     100.0%      100.0%
Direct costs.......................      64.4        64.5        63.3         65.8         67.7        66.4       69.4        67.1
Indirect, general and
  administrative
  expenses.........................      27.8        26.6        28.3         25.8         26.0        26.2       23.3        23.6

Provision for doubtful accounts....        --          --          --           --           --          --         --         4.1
Write-off of capitalized software
development costs..................        --          --          --           --           --          --         --         6.3
                                      -------     -------     -------      -------      -------     -------    -------     -------
Income from
  operations.......................       7.8%        8.9%        8.4%         8.4%         6.3%        7.4%       7.3%       (1.1)%
                                      =======     =======     =======      =======      =======     =======    =======     =======

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

     The Company used cash from operating activities of $3.0 million for fiscal 1999, resulting primarily from increases in contract receivables and decreases in accounts payable, partially offset by net income, non-cash depreciation and amortization, the non-cash write-offs of capitalized software development costs and an increase in accrued expenses and other current liabilities. The increase in contract receivables was due to an increase in revenues recognized for the period and such increase in receivables was partially offset by the write-off of approximately $1.8 million due from the Australian Navy.

     For fiscal 1998, the Company generated cash from operating activities of $1.6 million resulting primarily from net income, non-cash depreciation and amortization and an increase in accrued expenses, partially offset by increases in contract receivables.

      The principal use of cash for investing activities was for the purchases of computers and equipment, the acquisition of PSA, investment in software development costs and for the first contingent earnout payment of $5.0 million to the former shareholders of SEMCOR based on SEMCOR's achievement of certain financial goals for the six-month period ended December 31, 1998. The purchases of computers and equipment totaled $1.9 million and $2.5 million for fiscal 1999 and 1998, respectively. Further the Company invested $707,000 and $2.3 million in software development costs in fiscal 1999 and 1998, respectively. During fiscal 1998, the Company used cash from investing activities for the acquisitions of AMI for $19.5 million and SEMCOR for $38.1 million.

      Cash provided by financing activities amounted to $11.7 million in fiscal 1999, resulting primarily from net borrowings under the Company's credit facilities and from sales of treasury stock, partially offset by the repayment of capital lease obligations. During fiscal 1998, cash provided by financing activities was $57.1 million primarily from the follow-on offering of the Company's common stock and net borrowings under the Company's credit facilities.

           In February 1998, the Company entered into a line of credit arrangement, consisting of two credit facilities aggregating $35.0 million, with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. The Company's subsidiary, ISC, had three notes payable totaling approximately $1.7 million at the date of acquisition, secured by accounts receivable, equipment and other assets, which were repaid using the above mentioned facility in February 1998. The credit facility was also used to finance the acquisition of AMI and to provide for the working capital needs of the Company. The first facility, in an amount up to $15.0 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20.0 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including funded debt to earnings before interest, depreciation, income taxes and amortization ("EBITDA"), EBITDA coverage ratio and minimum net worth and prohibits the payment of dividends.

           In June 1998, the line of credit arrangement was increased to $45.0 million, from $35.0 million, to finance the acquisition of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998. At September 30, 1999, $58.4 million was available on these credit facilities and the outstanding balance was $46.0 million with an additional $3.8 million in standby letters of credit.

           In February 1999, the line of credit arrangement was increased to $60.0 million to finance the additional contingent payment to the selling shareholders of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998.

           Subsequent to year-end, the Company and the commercial bank executed an amendment to the line of credit arrangement that restated the definition of EBITDA to exclude $4,800,000 in calculating the funded debt to EBITDA financial covenant with respect to any fiscal period from September 30, 1999, through and including June 30, 2000.

           The Company is currently in negotiations with a commercial bank to increase these credit facilities in order to satisfy its working capital needs and to provide for a potential contingent payment to the selling shareholders of SEMCOR. This payment, up to a maximum of $10.0 million is contingent on SEMCOR successfully achieving certain financial goals for the twelve-month period ending December 31, 1999.

           In September 1999, the Company acquired PSA and as a result assumed its liabilities that, in part, consisted of $50,000 outstanding under a line of credit. This credit arrangement with a commercial bank, in the amount of $400,000, bears interest at the bank's prime rate plus one percent and is due on demand. The Company is in the process of terminating this credit facility.

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

     In response to the Year 2000 problem and the associated risks, the Company has developed a comprehensive compliance program to evaluate, address and remedy the date related problems with respect to the Company's internal systems, third party relationships, Company products and services. The compliance program is managed by the Company's Chief Operating Officer, and is tailored after the guidance promulgated by the General Accounting Office (GAO) in their publication, Year 2000 Computing Crisis: An Assessment Guide and by the Department of the Navy Year 2000 Action Plan.

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

     The Company's internal mission critical systems are Year 2000 compliant. Internal mission critical systems include local and wide area networks, financial systems and embedded microcontrollers within facility, security, telephone and other systems. The Company has also confirmed that Company vendors and suppliers of essential hardware, software and services are Year 2000 compliant. The Company has verified that its current products are Year 2000 compliant. The Company believes that there are no compliance issues that could have a material effect on its operations.

COST FOR YEAR 2000 COMPLIANCE

     The Company has budgeted $550,000 for Year 2000 compliance and to date has spent approximately $396,000.

YEAR 2000 RISKS

     The Company believes that its Year 2000 compliance plan is a comprehensive one. The Company, however, may not have been able to identify or remedy all Year 2000 compliance issues with respect to its internal systems, suppliers, customers, products and services. Company customers may choose to fund Year 2000 compliance efforts in lieu of contracting services to the Company. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations.

CONTINGENCY PLANS

     The Company has developed contingency plans to address possible failure of any of its critical systems. The Company will continue to monitor and, if necessary, modify contingency plans as required to mitigate the effects of delays, if any, in internal systems compliance, third party business interruption, non-compliant Company products and risks associated with providing Year 2000 related services.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. This Statement does have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. The accompanying financial statements provide the disclosure required by SFAS 131 (See Note 14).

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

ITEM 8.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                                                                                            PAGE
                                                                                            ----
FINANCIAL STATEMENTS:

Report of Independent Public Accountants...................................................  23

Consolidated Balance Sheets as of September 30, 1999 and 1998..............................  24

Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and
1997.......................................................................................  25

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September
30, 1999, 1998 and 1997....................................................................  26

Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and
1997.......................................................................................  27

Notes to Consolidated Financial Statements.................................................  28

SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts...........................................  40

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Advanced Communication Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Communication Systems, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Communication Systems, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Vienna, Virginia
November 12, 1999

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                         SEPTEMBER 30
                                                                                  ---------------------------
                                                                                    1999              1998
                                                                                  --------          ---------
                                     ASSETS
Current assets:
Cash and cash equivalents.................................................         $ 1,615            $2,457
Contract receivables, net ................................................          67,834            54,059
Other receivables.........................................................           1,617               374
Prepaid expenses..........................................................           1,279               958
Inventories...............................................................             932               583
                                                                                  --------          --------
   Total current assets...................................................          73,277            58,431
                                                                                  --------          --------
Property and equipment, net...............................................           7,908             8,044
Other assets:
Software development costs, net...........................................               -             3,186
Intangibles, net..........................................................          61,603            49,726
Other non-current assets..................................................             414               348
                                                                                  --------          --------
   Total other assets.....................................................          62,017            53,260
                                                                                  --------          --------
      Total assets........................................................        $143,202          $119,735
                                                                                  ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt.........................................             $87               $87
Obligations under capital leases..........................................             877             1,100
Accounts payable..........................................................           5,773             9,577
Accrued expenses and other current liabilities............................          27,789            22,772
Billings in excess of revenue.............................................           1,182             1,208
Deferred profit...........................................................           5,319                 -
Income taxes payable......................................................             738             1,104
Deferred income tax liability.............................................           2,317             1,059
                                                                                  --------          --------
   Total current liabilities..............................................          44,082            36,907
Obligations under capital leases - long-term..............................             420               523
Deferred income tax liability - long-term.................................           1,226               858
Long-term debt............................................................          47,580            36,564
                                                                                  --------          --------
   Total liabilities......................................................          93,308            74,852
                                                                                  --------          --------

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
  no shares issued and outstanding........................................               -                 -
Common stock, $.01 par value, 40,000,000 shares authorized,
  11,450,000 shares issued at September 30, 1999 and 1998.................             115               115
Paid-in capital...........................................................          42,511            41,105
Retained earnings ........................................................           7,578             3,991
Less - Treasury stock, 2,701,513 shares at September 30, 1999
  and 2,854,887 shares at September 30, 1998..............................            (310)             (328)
                                                                                  --------          --------
    Total stockholders' equity............................................          49,894            44,883
                                                                                  --------          --------
      Total liabilities and stockholders' equity..........................        $143,202          $119,735
                                                                                  ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                SEPTEMBER 30
                                                                                 --------------------------------------------
                                                                                   1999              1998               1997
                                                                                 --------          --------           -------

Revenues..................................................................       $218,252          $107,752           $52,194

Direct costs..............................................................        147,667            69,847            37,687

Indirect, general and administrative expenses.............................         53,863            28,834            11,128

Provision for doubtful accounts ..........................................          2,514                 -                 -

Write-off of capitalized software development costs (Note 7)..............          3,893                 -                 -

Write-off of acquired in-process R & D costs (Note 4).....................              -                 -             1,910
                                                                                 --------          --------           -------

Income from operations....................................................         10,315             9,071             1,469

Interest expense..........................................................        (4,492)           (1,918)             (136)

Other income, net.........................................................            160                82               153
                                                                                 --------          --------           -------

Income before taxes.......................................................          5,983             7,235             1,486

Provision (benefit) for income taxes......................................          2,402             2,861             (250)
                                                                                 --------          --------           -------
Net income................................................................         $3,581            $4,374            $1,736
                                                                                 ========          ========           =======

Net income per share-basic................................................          $0.41             $0.61             $0.40
                                                                                 ========          ========           =======
Net income per share-diluted..............................................          $0.41             $0.60             $0.40
                                                                                 ========          ========           =======
Weighted average shares outstanding-basic.................................          8,680             7,221             4,306
                                                                                 ========          ========           =======
Weighted average shares outstanding-diluted...............................          8,803             7,326             4,352
                                                                                 ========          ========           =======

Pro forma statements of operations data:
     (unaudited - Note 2)
Income before taxes as reported...........................................                                             $1,486
Pro forma income tax provision............................................                                                571
                                                                                                                       ------

Pro forma net income......................................................                                               $915
                                                                                                                       ======

Pro forma net income per share-basic......................................                                              $0.20
                                                                                                                       ======
Pro forma net income per share-diluted....................................                                              $0.19
                                                                                                                       ======

Pro forma weighted average shares outstanding-basic.......................                                              4,682
                                                                                                                       ======
Pro forma weighted average shares outstanding-diluted.....................                                              4,729
                                                                                                                       ======


  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                           COMMON STOCK
                                                  ------------------------------       PAID-IN          RETAINED
                                                     SHARES           AMOUNT           CAPITAL          EARNINGS
                                                  -------------    -------------    -------------    -------------
BALANCE AT SEPTEMBER 30, 1996.................       6,750,000             67           16,506            4,520
Net income....................................              --             --               --            1,736
Sale of common stock..........................       2,225,000             23           14,341               --
Sale of treasury stock........................              --             --               --               --
Purchase of treasury stock....................              --             --               --               --
Stockholder distributions.....................              --             --               --           (6,625)
Translation adjustment........................              --             --               --              (13)
Cancellation of stock repurchase agreements...              --             --          (16,438)              --
                                                     ---------         ------          -------            ------

BALANCE AT SEPTEMBER 30, 1997.................       8,975,000             90           14,409             (382)
Net income....................................              --             --               --            4,374

Sale of common stock..........................       2,000,000             20           22,627               --
Common stock issued for acquisition..........          475,000              5            3,295               --
Exercise of stock options and purchases
under the Employee Stock Purchase
Plan..........................................              --             --              589               --
Tax benefit attributable to the exercise
  of non-qualified stock options..............              --             --              185               --
Translation adjustment........................              --             --               --               (1)
                                                    ----------         ------         --------          -------

BALANCE AT SEPTEMBER 30, 1998.................      11,450,000            115           41,105            3,991
Net income....................................              --             --               --            3,581
Exercise of stock options and purchases
under the Employee Stock Purchase
Plan..........................................              --             --            1,262               --
Tax benefit attributable to the exercise
  of non-qualified stock options..............              --             --              144               --
Translation adjustment........................              --             --               --                6
                                                   -----------         ------         --------          -------

BALANCE AT SEPTEMBER 30, 1999.................      11,450,000         $  115         $ 42,511          $ 7,578
                                                   ===========         ======         ========          =======

                                                      ADJUSTMENT
                                                         FOR
                                                      REDEMPTION
                                                    VALUE GREATER
                                                     THAN AMOUNTS
                                                      PAID IN BY        TREASURY
                                                     STOCKHOLDERS        STOCK           TOTAL
                                                   ---------------    -------------    ---------
BALANCE AT SEPTEMBER 30, 1996.................          (16,438)            (280)         4,375
Net income....................................               --               --          1,736
Sale of common stock..........................               --               --         14,364
Sale of treasury stock........................               --               57             57
Purchase of treasury stock....................               --              (66)           (66)
Stockholder distributions.....................               --               --         (6,625)
Translation adjustment........................               --               --            (13)
Cancellation of stock repurchase agreements...           16,438               --             --
                                                      ---------           ------         -------

BALANCE AT SEPTEMBER 30, 1997.................               --             (289)        13,828
Net income....................................               --               --          4,374

Sale of common stock..........................               --               --         22,647
Common stock issued for acquisition...........               --               --          3,300
Exercise of stock options and purchases
under the Employee Stock Purchase
Plan..........................................               --              (39)           550
Tax benefit attributable to the exercise
  of non-qualified stock options..............               --               --            185
Translation adjustment........................               --               --             (1)
                                                       --------          -------       --------

BALANCE AT SEPTEMBER 30, 1998.................               --             (328)        44,883
Net income....................................               --               --          3,581
Exercise of stock options and purchases
under the Employee Stock Purchase
Plan..........................................               --               18          1,280
Tax benefit attributable to the exercise
  of non-qualified stock options..............               --               --            144
Translation adjustment........................               --               --              6
                                                       --------          -------       --------

BALANCE AT SEPTEMBER 30, 1999.................         $     --          $  (310)      $ 49,894
                                                       ========          ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                       YEAR ENDED SEPTEMBER 30
                                                                                       -----------------------
                                                                                1999             1998             1997
                                                                                ----             ----             ----
Cash flows from operating activities:
Net income..............................................................     $   3,581        $   4,374         $  1,736
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities-
    Depreciation and amortization.......................................         3,804            2,264              471
    Provision for doubtful accounts.....................................         2,514                -                -
    Write-off of capitalized software development costs.................         3,893                -                -
    Deferred tax liability..............................................         1,626            1,078            (238)
    Reduction of deferred profit........................................       (1,024)                -                -
    Write-off of acquired in-process R & D costs........................             -                -            1,910
    Changes in assets and liabilities:
        Contract receivables............................................      (15,062)          (9,579)          (9,414)
        Other receivables...............................................       (1,624)            (157)            (303)
        Income taxes receivable.........................................             -              529            (636)
        Prepaid expenses................................................         (321)              532             (84)
        Inventories.....................................................         (349)             (39)            (182)
        Other assets....................................................          (60)               40             (80)
        Accounts payable................................................       (3,793)          (1,459)              715
        Accrued expenses and other current liabilities..................         4,251            2,242            4,983
        Billings in excess of revenue...................................          (26)              606            (502)
        Income taxes payable............................................         (372)            1,165                -
                                                                             ---------        ---------         --------
             Net cash (used in) provided by operating activities........       (2,962)            1,596          (1,624)
                                                                             ---------        ---------         --------

Cash flows from investing activities:
Acquisitions, net of cash acquired......................................       (1,974)         (54,175)          (4,438)
Purchases of property and equipment.....................................       (1,906)          (2,492)            (678)
Capitalized software development costs..................................         (707)          (2,339)            (626)
Contingent purchase price payment.......................................       (5,000)                -                -
Collection of notes receivable - stockholders...........................             -                -              443
                                                                             ---------        ---------         --------
            Net cash used in investing activities.......................       (9,587)         (59,006)          (5,299)
                                                                             ---------        ---------         --------

Cash flows from financing activities:
Net proceeds from the sale of common stock..............................             -           22,647           14,364
Net borrowings (repayments).............................................            16            (884)                -
Net borrowings (repayments) under line of credit........................        10,971           35,000          (2,701)
Deferred financing costs................................................         (234)             (45)                -
Net repayments of obligations under capital leases......................         (326)            (145)                -
Exercise of stock options and purchases under the ESPP..................         1,280              550               57
Stockholder distributions...............................................             -                -          (3,164)
Purchase of treasury stock..............................................             -                -             (66)
                                                                             ---------        ---------         --------
            Net cash provided by financing activities...................        11,707           57,123            8,490
                                                                             ---------        ---------         --------

Net (decrease) increase in cash.........................................         (842)            (287)            1,567
Cash and cash equivalents, beginning of period..........................         2,457            2,744            1,177
                                                                             ---------        ---------         --------
Cash and cash equivalents, end of period................................     $   1,615        $   2,457         $  2,744
                                                                             =========        =========         ========

  The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED COMMUNICATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

Advanced Communication Systems, Inc. (the "Company") was incorporated in 1987 in the state of Delaware. The Company provides communications, information systems and applied technology, predominantly to U.S. government agencies and to a lesser extent commercial and international customers. In August 1997, the Company acquired RF Microsystems, Inc. ("RFM"), a provider of technical and engineering services to the Department of Defense in the areas of communications, navigation, electronic warfare and digital signal systems. In fiscal 1998, the Company acquired Integrated Systems Control, Inc. ("ISC"), a satellite communication engineering company, Advanced Management Incorporated ("AMI"), a provider of a wide range of information technology services and SEMCOR, Inc. ("SEMCOR"), a provider of technical and engineering services in the areas of communication services, information and applied technology. In fiscal 1999, the Company acquired Program Support Associates, Inc. ("PSA"). PSA develops, installs and supports online, real time financial management information systems primarily to the Department of Defense.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advanced Communication Systems, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

NET INCOME PER COMMON SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement replaces the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of stock options. Diluted net income per share is similar to the previously reported fully diluted net income per share. All net income per share amounts have been restated to conform to SFAS No. 128. No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options.

PRO FORMA NET INCOME PER SHARE (UNAUDITED)

Prior to June 25, 1997, the Company elected to be treated as an S corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes at applicable rates as if the Company had not elected S corporation status for the period indicated. Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period.

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

SUPPLEMENTAL STATEMENTS OF CASH FLOWS DATA

The Company paid income taxes in the amount of approximately $1,193,000, $198,000 and $608,000 and interest expense of approximately $4,318,000, $1,925,000 and $136,000 during the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The Company acquired all of the outstanding shares of ISC in exchange for 475,000 shares of the Company's Common Stock in fiscal 1998. (See Note 4).

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and contract receivables. The Company maintains cash and cash equivalents in a high credit quality financial institution. The credit risk with respect to contract receivables is mitigated because the majority of the Company's contract receivables are due from agencies of the U.S. government, and non-government receivables are comprised of relatively small amounts due from a diverse customer base.

For the years ended September 30, 1999, 1998 and 1997, approximately $198,966,000, $97,463,000, and $48,284,000, respectively, of the Company's revenues were derived from contracts or subcontracts funded by the U.S. government, most of which were funded by the Department of Defense. Government contracts can be terminated at any time by the government without cause, are subject to competitive rebidding process upon expiration, require compliance with various contract procurement regulations and are subject to audit by the Defense Contract Audit Agency and other government auditors.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term investments with original maturities of three months or less.

INVENTORIES

Inventories consisting of computer and communications hardware, that are used in the completion of contractual obligations, are stated at the lower of cost or market. Cost is determined using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over their estimated useful lives, five to seven years, primarily using the straight-line method. One of the Company's subsidiaries uses an accelerated method and will adopt the straight-line method in fiscal 2000. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease terms. Buildings are depreciated over forty years on a straight-line basis.

SOFTWARE DEVELOPMENT COSTS

In compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs are capitalized in the accompanying balance sheets. Capitalization of software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized software development costs is computed using the straight-line method over the remaining estimated economic life of the product, not to exceed five years. (See Note 7)

RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development costs as they are incurred. Research and development expenses for all periods presented were not material except for acquired in-process research and development costs (See Note 4).

INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consists of the following:

                                      September 30,
                                 ----------------------         Amortization
                                   1999          1998                 Period
                                   ----          ----           ------------
Goodwill.....................    $ 57,586      $ 45,687        5 -- 40 years
Customer lists...............       3,673         3,929             16 years
Debt financing costs.........         344           110              2 years
                                 --------      --------
                                 $ 61,603      $ 49,726
                                 ========      ========

Debt financing costs represents fees and other costs incurred in connection with the issuance of long term debt. These costs are amortized to interest expense over the term of the related debt using the effective interest rate method.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including software development costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of September 30, 1999 and 1998, there has been no impairment in the carrying value of long-lived assets, with the exception of the write-off related to software development costs of approximately $3,893,000 discussed in Note 7.

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

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current year's presentation.

3. OFFERINGS OF COMMON STOCK AND DISTRIBUTIONS TO STOCKHOLDERS:

In July 1997, the Company consummated the initial public offering of its common stock (the "Initial Public Offering"), selling 2,225,000 shares of common stock, including the underwriter's overallotment option of 375,000 shares, for $7.50 per share. The Initial Public Offering resulted in net proceeds to the Company of approximately $14,400,000 after deducting underwriters discounts and offering expenses payable by the Company. In connection with the Initial Public Offering, the Company terminated its S corporation election and made distributions to the pre-Initial Public Offering stockholders of its undistributed S corporation earnings of approximately $6,600,000.

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

RF MICROSYSTEMS, INC.

In August 1997, the Company acquired all of the outstanding common stock of RFM for cash consideration of $5,000,000. The acquisition has been accounted for as a purchase, and the financial results of RFM have been included in the results of operations from the date of acquisition. The total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of $1,698,000, which is being amortized over its estimated useful life of 15 years. The consolidated statement of operations includes a $1,910,000 charge, based on a third-party appraisal, taken at the time of the acquisition for acquired in-process research and development costs related to acquired technology that has not reached technological feasibility and that has no alternative future use.

INTEGRATED SYSTEMS CONTROL, INC.

In November 1997, the Company acquired all of the outstanding shares of ISC in exchange for 475,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and accordingly the total purchase price has been allocated to acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of approximately $1,428,000, which is being amortized over its estimated useful life of 30 years.

ADVANCED MANAGEMENT INCORPORATED

In February 1998, the Company acquired all of the outstanding shares of AMI for $19,500,000 in cash and additional contingent payments for each of two consecutive twelve month periods following the closing date of the acquisition up to a maximum of $5,250,000 for each period. AMI did not achieve the financial goals required for the first twelve-month period and management believes it is unlikely that AMI will achieve the financial goals for the second twelve-month period ending January 31, 2000. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as intangible assets, including goodwill and customer lists, in the amounts of approximately $12,648,000 and $4,100,000, respectively, which is being amortized over their estimated useful lives of 40 and 16 years, respectively.

SEMCOR, INC.

In June 1998, the Company acquired all of the outstanding shares of SEMCOR for a preliminary purchase price of $38,100,000 in cash and additional contingent payments based on the achievement of certain financial goals for the six-month period ending December 31, 1998, up to a maximum of $5,000,000 and for the twelve-month period ending December 31, 1999, up to a maximum of $10,000,000. SEMCOR successfully achieved the financial goals for the six-month period ended December 31, 1998, as outlined in the stock purchase agreement, and accordingly the selling shareholders were paid the maximum of $5,000,000 in February 1999. The Company believes that a substantial portion of the second contingent payment that is due in February 2000, will be payable to the selling shareholders. The acquisition has been accounted for as a purchase, and accordingly the preliminary purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values, based on a third-party appraisal. In connection with the final determination of the fair value of assets acquired and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $6,343,000. Effective April 1, 1999, this adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $1,024,000 as a reduction of costs in fiscal 1999, with the remaining $5,319,000 to be recorded as a reduction of costs in future periods as work on certain contracts is performed. The excess of the preliminary purchase price and the first contingent payment over the net assets acquired is being carried as goodwill, in the amount of

$41,784,000, and is being amortized over its estimated useful life of 40 years. The amount to be paid for the second contingent payment will be recorded on the measurement date of December 31, 1999, as additional goodwill.

PROGRAM SUPPORT ASSOCIATES, INC.

In September 1999, the Company acquired all of the outstanding shares of PSA for $2,300,000 in cash, of which $662,000 is included in accrued expenses at September 30, 1999, and additional contingent payments, up to $1,000,000, upon the achievement of certain financial goals during the period commencing January 1, 2000, and ending December 31, 2000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The excess of the purchase price over the net assets acquired is being carried as goodwill, in the amount of approximately $1,942,000, which will be amortized over 20 years.

The following unaudited pro forma summary presents information as if each acquisition had occurred at the beginning of the fiscal year preceding the period in which the acquisition was consummated. The pro forma information does not necessarily reflect the results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                                YEAR ENDED SEPTEMBER 30
                                            ---------------------------------------------------------
                                                1999                   1998                    1997
                                                ----                   ----                    ----

                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenues.............................       $      223,065         $   190,596            $   181,446
Net income...........................       $        3,783         $     4,614            $     3,005
Net income per share - basic.........       $         0.44         $      0.64            $      0.58
Net income per share - diluted.......       $         0.43         $      0.63            $      0.57

5.  CONTRACT RECEIVABLES:

Contract receivables consist of the following:

                                                                      SEPTEMBER 30,
                                                                 ----------------------
                                                                   1999         1998
                                                                 ---------    ---------
                                                                     (IN THOUSANDS)

U.S. government:
     Amounts billed...........................................    $25,625      $22,088
     Recoverable costs and accrued profit on progress
       completed; not billed..................................     38,422       27,777
                                                                  -------      -------
          Subtotal............................................     64,047       49,865
                                                                  -------      -------
Commercial customers:
     Amounts billed...........................................      3,513        4,469
     Recoverable costs and accrued profit on progress
       completed; not billed..................................      1,235          864
                                                                  -------      -------
          Subtotal............................................      4,748        5,333
                                                                  -------      -------
Less allowance for doubtful accounts..........................        961        1,139
                                                                  -------      -------
          Total...............................................    $67,834      $54,059
                                                                  =======      =======

In fiscal 1999, the Company incurred a charge for an uncollected receivable from the Australian Navy in the amount of approximately $1,800,000. The receivable was related to the development and installation of RANSALTS, a SALTS-type product.

6.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                     SEPTEMBER 30,
                                                                ----------------------
                                                                   1999         1998
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
Land........................................................    $   1,231    $   1,231
Buildings...................................................        1,946        1,946
Furniture and equipment.....................................       10,232        9,411
Equipment under capital leases..............................        3,470        4,366
Leasehold improvements......................................          294          305
                                                                ---------    ---------
                                                                   17,173       17,259

Less accumulated depreciation and amortization..............        9,265        9,215
                                                                ---------    ---------
Total property and equipment, net...........................    $   7,908    $   8,044
                                                                =========    =========

7.  SOFTWARE DEVELOPMENT COSTS:

Software development costs consist of the following:

                                                                    SEPTEMBER 30,
                                                               ---------------------
                                                                  1999        1998
                                                               ---------     -------
                                                                   (IN THOUSANDS)
Cost.......................................................    $ 4,357       $3,650
Less accumulated amortization..............................       (464)        (464)
Less write-off.............................................     (3,893)           -
                                                               --------      ------

Total software development costs, net......................    $     -       $3,186
                                                               ========      ======

Software development costs capitalized were $707,000, $2,339,000 and $626,000 in the years ended September 30, 1999, 1998 and 1997, respectively. Amortization expense for the years ended September 30, 1999, 1998 and 1997 was approximately $-0-, $103,000 and $137,000 respectively.

In 1999, the Company discontinued development of its SALTS related software products, and accordingly, the results of operations for the year ended September 30, 1999, includes a one-time charge of approximately $3,893,000 in capitalized SALTS software development costs.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                                       SEPTEMBER 30,
                                                                --------------------------
                                                                   1999            1998
                                                                ----------       ---------
                                                                      (IN THOUSANDS)
Accrued salaries, benefits and related taxes................      $ 5,695         $ 7,098
Accrued vacation............................................        3,663           3,243
Accrued bonuses.............................................        1,320             763
Accrued subcontractor and other direct costs................       14,465           8,841
Accrued acquisition costs...................................          763             744
Provision for loss contracts................................          683           1,391
Other accrued expenses and current liabilities..............        1,200             692
                                                                  -------         -------
                                                                  $27,789         $22,772
                                                                  =======         =======

9.  RELATED-PARTY TRANSACTIONS:

In 1993, the Company entered into a ten-year lease with a real estate management company ("10089 Management") to lease its headquarters facility. The owners of 10089 Management include the principal stockholders of the Company. The lease was scheduled to expire on August 31, 2003 and required rental payments of approximately $29,000 per month, increased annually based on the Consumer Price Index. In July 1999, the facility was sold to a non-affiliated third party from whom the Company currently leases the facility.

The Company also provided management services for 10089 Management at no cost. Included in other receivables at September 30, 1998, was $88,000 due from 10089 Management for reimbursable operating expenses paid for by the Company.

10.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                             SEPTEMBER 30,
                                                                          ------------------
                                                                           1999       1998
                                                                          -------    -------
                                                                            (IN THOUSANDS)
Line of credit:
  $60,000,000 line of credit with a commercial bank expiring
     February 28, 2002................................................    $46,000    $35,000
  $400,000 line of credit with a commercial bank, interest at
      Prime plus 1%, due on demand....................................         50          -
Notes payable:
  Note payable to bank, interest at 9.9%, due
     February 2005, secured by a First Deed of Trust
     on an office building............................................        951        964
  Note payable to Urban Business Development Corporation,
     interest at 8.575%, due January 2015, guaranteed by the
     Small Business Administration and secured by a Second
     Deed of Trust on an office building..............................        666        687
                                                                          -------    -------
                                                                           47,667     36,651
  Less current maturities.............................................         87         87
                                                                          -------    -------
                                                                          $47,580    $36,564
                                                                          =======    =======

The aggregate maturities of long-term debt in each of the next five fiscal years is as follows (in thousands): $87 in 2000; $41 in 2001; $46,045 in 2002; $48 in
2003; $55 in 2004 and $1,390 thereafter.

LINES OF CREDIT

In February 1998, the Company entered into a line of credit arrangement, consisting of two credit facilities aggregating $35,000,000, with a commercial bank, refinancing the Company's then-existing line of credit and the outstanding commercial bank debt of ISC. The Company's subsidiary, ISC, had three notes payable totaling approximately $1,671,000 at the date of acquisition, secured by accounts receivable, equipment and other assets, which were repaid using the above mentioned facility in February 1998. The credit facility was also used to finance the acquisition of AMI and to provide for the working capital needs of the Company. The first facility, in an amount up to $15,000,000, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $20,000,000, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including, funded debt to earnings before interest, depreciation, income taxes and amortization ("EBITDA"), EBITDA coverage ratio and minimum net worth and prohibits the payment of dividends.

In June 1998, the line of credit arrangement was increased to $45,000,000, from $35,000,000, to finance the acquisition of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998.

In February 1999, the line of credit arrangement was increased to $60,000,000 to finance the additional contingent payment to the selling shareholders of SEMCOR and to provide for the working capital needs of the Company. This credit arrangement was subject to similar terms and conditions as the original arrangement that was entered into in February 1998.

Subsequent to year-end, the Company and the commercial bank executed an amendment to the line of credit arrangement that restated the definition of EBITDA to exclude $4,800,000 in calculating the funded debt to EBITDA financial covenant with respect to any fiscal period from September 30, 1999, through and including June 30, 2000. As of September 30, 1999, $58,400,000 was available on this credit arrangement and the outstanding balance was $46,000,000 with an additional $3,800,000 in standby letters of credit.

In September 1999, the Company acquired PSA, and as a result, assumed its liabilities that, in part, consisted of $50,000 outstanding under a line of credit. This credit arrangement with a commercial bank, in the amount of $400,000, bears interest at the bank's prime rate plus one percent and is due on demand.

At September 30, 1999, and 1998, the Company had $46,050,000 and $35,000,000,
respectively, outstanding under these arrangements. For the years ended September 30, 1999, 1998 and 1997, interest expense under these credit facilities was approximately $3,803,000, $1,410,000 and $136,000, respectively, at weighted average interest rates of 8.16%, 8.10% and 8.75%, respectively.

11.  INCOME TAXES:

Following the completion of the Offering, the Company became subject to federal and state income taxes. The following audited information for the years ended September 30, 1999 and 1998, and the unaudited pro forma information for the year ended September 30, 1997, has been determined based on the provisions of SFAS No. 109. The September 30, 1997, information reflects income tax expense (benefit) that the Company would have incurred had it been subject to federal and state income taxes. The income tax provision for the years ended September 30, 1999 and 1998, are based on actual amounts as the Company was subject to federal and state income taxes for both years.

                                                                  YEARS ENDED SEPTEMBER 30
                                                                  ------------------------
                                                    1999                 1998            1997 (PRO FORMA)
                                                    ----                 ----            ----------------
                                                                                           (UNAUDITED)

                                                                     (IN THOUSANDS)
Income tax provision (benefit)
Current
  Federal............................               $ 391                $1,359                  $521
  State..............................                 803                   440                    75
Deferred.............................               1,208                 1,062                   (25)
                                                   ------                ------                  ----
                                                   $2,402                $2,861                  $571
                                                   ======                ======                  ====

The provision for income taxes results in effective rates that differ from the federal statutory rate as follows:

                                                                                        SEPTEMBER 30
                                                                                        -------------
                                                                        1999                 1998            1997 (PRO FORMA)
                                                                        ----                 ----            ----------------
                                                                                                                (UNAUDITED)

Statutory federal income tax rate........................              34.0%                 34.0%                34.0%
State income taxes, net of federal tax benefit...........               6.4                   5.8                  4.9
Other....................................................              (0.3)                 (0.3)                (0.5)
                                                                       ----                  ----                 ----
                                                                       40.1%                 39.5%                38.4%
                                                                       ====                  ====                 ====

The Company had net operating loss carryforwards of approximately $1,007,000, as of September 30, 1997, that were fully utilized in 1998.

The components of the net deferred tax liabilities are as follows:


                                                               SEPTEMBER 30,
                                                         ----------------------------
                                                             1999             1998
                                                         -----------      -----------
                                                                (IN THOUSANDS)
Deferred tax assets
  Acquired in-process R & D write-off.............       $      659       $      711
  Cash to accrual adjustment......................              423              846
  Accrued vacation................................            1,258              828
  Reserves........................................              318              208
  Accrued bonus...................................              339              161

  Other...........................................              216               87
                                                          ---------        ---------
                                                              3,213            2,841
                                                          ---------        ---------
Deferred tax liabilities

  Unbilled receivables............................           (4,309)          (2,332)
  Cash to accrual adjustment......................             (456)            (879)
  Capitalized software development costs..                        -           (1,217)
  Amortization....................................           (1,303)            (250)
  Acquired contracts in process...................             (379)               -
  Other...........................................             (309)             (80)
                                                          ---------        ---------
                                                             (6,756)          (4,758)
                                                          ---------        ---------

Total deferred tax liability......................        $  (3,543)       $  (1,917)
                                                          =========        ==========

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

STOCK REDEMPTION AGREEMENTS

All of the outstanding shares of common stock and options, upon exercise, were subject to Stock Redemption Agreements. Under certain circumstances, the Company was required to buy back the stock at a price equal to fair value, as determined by the Board of Directors. Adjustment for redemption value greater than amounts paid in by stockholders represents the change in the redemption value per share of outstanding Common Stock in each period. The redemption value per share, based on the fair market value, was $4.44 as of September 30, 1996. The Stock Redemption Agreements were terminated in connection with the initial public offering and the corresponding accretion was removed. All treasury stock purchases were a result of the provisions of these Stock Redemption Agreements.

STOCK PLANS AND AGREEMENTS

The 1997 Stock Incentive Plan of the Company (the "1997 Plan") was adopted by the Company's Board of Directors effective March 1997 and by the Company's stockholders on March 25, 1997. The Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 450,000 shares of common stock, plus additional annual amounts to participants in the Plan as prescribed in the Amendment to the 1997 Stock Incentive Plan. In 1999, the Company's stockholders approved an amendment to the 1997 Plan, that provided for automatic increases in the number of shares reserved for issuance thereunder effective on the first trading day of each of January 1999 and 2000. This amendment provides that the Plan shall increase by a number of shares equal to the lesser of (i) two percent (2%) of the total number of shares of the Company's common stock issued and outstanding on the last trading day of the preceding December or (ii) 400,000 shares. (Such number shall be subject to adjustment by the Company's Board of Directors under the terms of the Plan to take into account the effect of extraordinary corporate transactions such as reorganization, merger, consolidation, recapitalization, restructuring or other distribution, stock split, spin-off or sale of substantially all of the Company's assets). The additional amount reserved for issuance effective January 1, 1999, was 172,524 shares. The 1997 Plan has a term of 10 years. Options granted under the 1997 Plan can have an exercise period of up to 10 years. The 1997 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1997 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution. At September 30, 1999 and 1998, 111,266 shares and 41,900 shares, respectively, were available for grant under this plan.

The 1996 Stock Incentive Plan of the Company (the "1996 Plan") was adopted by the Company's Board of Directors and approved by the Company's stockholders effective July 1996. The Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 337,500 shares of common stock to participants in the 1996 Plan. The 1996 Plan has a term of 10 years. Options granted under the 1996 Plan can have an exercise period of up to 10 years. The 1996 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1996 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution. At September 30, 1999 and 1998, 49,775 shares and 24,250 shares, respectively, were available for grant under the 1996 Plan.

The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in March 1998. A total of 325,000 shares of common stock have been reserved for issuance under the ESPP. Eligible employees may purchase a limited number of shares of the Company's stock at 90% of the market value at certain plan-defined dates. The ESPP automatically terminates on the earlier of March 31, 2008 or the issuance of the maximum number of shares available under the ESPP. At September 30, 1999 and 1998, 98,076 shares and 6,280 shares, respectively, were issued under the ESPP. Pursuant to the terms of the Merger Agreement with The Titan Corporation (See Note 15), the ESPP will be suspended after December 31, 1999.

In 1993, the Board of Directors granted options to purchase 101,250 shares of common stock to various employees. The employees were fully vested in the options upon granting, and the options expire on the earlier of January 1, 1998 or termination of employment. As of September 30, 1999, 1998 and 1997, none of these options was exercisable. All sales of treasury stock were a result of the exercise of options and stock issued under the Employee Stock Purchase Plan.

The following table summarizes the activity of all the Company's stock options:

                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                           NUMBER        EXERCISE PRICE         EXERCISE PRICE
                                                         OF SHARES          PER SHARE              PER SHARE
                                                         ---------          ---------              ---------

Shares under option, September 30, 1996...........         229,500            0.70 - 4.44                 3.12
    Options granted...............................         115,000                   6.50                 6.50
    Options granted...............................         108,800           7.50 - 9.875                 8.10
    Options exercised.............................        (81,000)                   0.70                 0.70
    Options forfeited.............................        (13,500)                   4.44                 4.44
                                                     -------------      -----------------        -------------
Shares under option, September 30, 1997...........         358,800           0.70 - 9.875                 6.21
    Options granted...............................         391,800         8.875 - 14.375                11.06
    Options exercised.............................        (83,833)            4.44 - 7.50                 5.79
    Options forfeited.............................        (30,250)          4.44 - 12.125                 4.69
                                                     -------------      -----------------        -------------
Shares under option, September 30, 1998...........         636,517          4.44 - 14.375                 9.30
    Options granted ..............................         165,975           8.50 - 11.75                11.41
    Options exercised.............................        (61,578)          4.44 - 11.375                 7.01
    Options forfeited.............................        (87,342)          4.44 - 11.375                10.85
                                                     -------------      -----------------        -------------

Shares under option, September 30, 1999...........         653,572        $ 4.44 - 14.375          $      9.85
                                                     =============      =================        =============



Options outstanding at September 30, 1999 had a weighted average remaining contractual life of 6.7 years. The fair value per share of all options issued in 1999, estimated on the date of grant using the Black-Scholes option pricing model, is $6.19.

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

                                                            YEAR ENDED SEPTEMBER 30
                                                            -----------------------

                                                     1999            1998         1997 (PRO FORMA)
                                                  ----------      ----------      ----------------
                                                                                     (UNAUDITED)

Net income (in thousands) --
  As reported................................       $3,581          $4,374             $  915
  SFAS No. 123 pro forma.....................       $3,000          $3,891             $  826
Net income per share --
  As reported -- basic.......................       $ 0.41          $ 0.61             $ 0.20
  SFAS No. 123 pro forma -- basic............       $ 0.35          $ 0.54             $ 0.18
  As reported -- diluted.....................       $ 0.41          $ 0.60             $ 0.19
  SFAS No. 123 pro forma -- diluted..........       $ 0.34          $ 0.53             $ 0.17

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             SEPTEMBER 30
                                             ------------
                                      1999       1998      1997
                                     ------     ------    ------
Expected Dividend Yield.........      0.0%       0.0%      0.0%
Risk-Free Interest Rate.........      5.3%       4.5%      6.4%
Expected Volatility.............     44.0%      58.7%     57.6%
Expected Life (in years)........      7.0        8.0       7.5

13.  COMMITMENTS:

LEASE COMMITMENTS

The Company has entered into a master leasing agreement in which the Company sells computer equipment at the original purchase price to a leasing company and then leases the equipment back. There have been no gains or losses associated with these sales/leasebacks. All leases related to this master leasing agreement have been accounted for as capital leases. As of September 30, 1999 and 1998 the Company recorded approximately $1,297,000 and $1,623,000, respectively, for obligations under capital leases.

The Company leases office space and equipment under various operating and capital lease agreements expiring through June 2004. Most leases include a provision for annual rent adjustments based on changes in various economic indices. Future minimum lease payments under noncancelable operating leases as of September 30, 1999, were as follows:

    YEAR ENDED               OPERATING     CAPITAL
   SEPTEMBER 30,              LEASES       LEASES
   ------------              ---------     -------
                                (IN THOUSANDS)

2000...................      $  4,560      $   973
2001...................         4,045          450
2002...................         2,608           --
2003...................         1,291           --
2004...................           295           --
Less interest..........            --         (126)
                             --------      -------
          Total........      $ 12,799      $ 1,297
                             ========      =======

During 1993, the Company entered into a lease agreement for office space with a related party which includes the principal stockholders of the Company (See Note
9). For the years ended September 30, 1999, 1998 and 1997, rent expense related to this lease totaled $280,000, $336,000 and $257,000, respectively. Amounts representing aggregate rent expense on all operating leases, excluding the related party lease, totaled $3,257,000, $2,426,000 and $1,066,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

PROFIT-SHARING PLAN

The Company provides a profit-sharing plan (401(k) plan) which covers substantially all employees. Under the terms of the plan, the Company may make discretionary profit-sharing contributions and discretionary matching contributions, each determined annually by the Board of Directors. Contributions charged to expense for the years ended September 30, 1999, 1998 and 1997, were $1,843,000, $860,000 and $236,000, respectively.

LITIGATION

In August 1999, the Company filed an action against the McGraw-Hill Companies, Inc. ("McGraw-Hill") in the United States District Court for the District of New Jersey (the "New Jersey Action"), seeking recovery of approximately $186,000 in fees for services performed pursuant to certain contracts. McGraw-Hill has threatened to file a counterclaim against the Company seeking recovery of $500,000, on allegations that the Company negligently designed certain software for McGraw-Hill, which negligence caused significant problems to McGraw-Hill customers. The Company files its answer to the counterclaim in December 1999, and it believes that it has a meritorious defense to the counterclaims and intends to conduct a vigorous defense.

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company currently is not a party to any legal proceedings, other than the action referred to above, and, in the opinion of management the amount of ultimate liability or recovery with respect to such actions will not materially affect the financial position or results of operations of the Company.

14.    SEGMENT REPORTING

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar products and services, customers, methods of distribution, and belong to the same regulatory environment.

The Company's revenues are derived predominately from the U.S. Government through long-term cost reimbursement, fixed-price or time and materials contracts. The Company's operating margin is affected by the mix of contract types. These contracts are administered and executed under the Federal Acquisition Regulations. The Company makes vertical market disclosures such as, communication services, information systems and aerospace services. The chief operating decision-maker does not allocate resources and does not assess the performance by the above classifications. The Company manages on a contract by contract basis. Accordingly, the Company's government contracts are considered to be one reportable operating segment.

15.  SUBSEQUENT EVENTS

AGREEMENT AND PLAN OF MERGER

On December 9, 1999, the Company entered into a definitive agreement to merge with The Titan Corporation ("Titan", NYSE: TTN) in a tax-free exchange of Titan common stock for the Company's common stock at an approximate value ranging from $18 to $22 per the Company's common share. The transaction has been approved by the board of directors of both companies and is subject to the Company's shareholder and regulatory approval.

EXECUTIVE RETIREMENT PLAN

On October 25, 1999, the Board of Directors approved an executive retirement plan which is intended to be an unfunded plan for purposes of providing deferred compensation to a select group of management or highly compensated employees. An employee shall become a participant under this plan upon approval of the Compensation Committee following recommendation by the Chief Executive Officer of the Company. The Chief Executive Officer is currently the only participant in the plan and is eligible to receive, upon his retirement, approximately one year of salary of $350,000.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                   BALANCE AT                  CHARGED TO                  BALANCE AT
                                                    BEGINNING                    OTHER                       END OF
             DESCRIPTION                            OF PERIOD     CHARGES       ACCOUNTS(1)  DEDUCTIONS      PERIOD
-----------------------------------                ----------    ---------     ------------  ----------    -----------
Year ended September 30, 1999:
  Allowance for doubtful accounts.......              $1,139     $2,514         $     --       ($2,692)     $  961

Year ended September 30, 1998:
  Allowance for doubtful accounts.......              $ --       $   --         $  1,917         ($778)     $1,139

Year ended September 30, 1997:
  Allowance for doubtful accounts........             $ --       $   --         $     --       $    --     $    --

(1) Represents amounts that were charged to the allowance for doubtful accounts as a result of purchase accounting and the allocation of the purchase price to the acquired assets and liabilities at their fair values.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 2000, or shall be filed by amendment to this Form 10-K on or prior to such date.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 2000, or shall be filed by amendment to this Form 10-K on or prior to that date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 2000, or shall be filed by amendment to this Form 10-K on or prior to that date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before January 28, 2000, or shall be filed by amendment to this Form 10-K on or prior to that date.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of September 30, 1999 and 1998

        Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules:

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

(a) 3. Exhibits:


EXHIBIT NO.                            DESCRIPTION
-----------    -----------------------------------------------------------------
    3.1        Amended and Restated Certificate of Incorporation of the Company
               (Incorporated by reference to Amendment No. 1 to the Registration
               Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on May 6, 1997).
    3.2        Amended and Restated Bylaws of the Company (Incorporated by
               reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the
               Commission on May 6, 1997).
   10.1        Employment Agreement, dated as of January 2, 1997, between the
               Company and Dev Ganesan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).
   10.2        1996 Stock Incentive Plan (Incorporated by reference to Amendment
               No. 1 to the Registration Statement on Form S-1 (File No.
               333-23959) filed by the Company with the Commission on May 6,
               1997).
   10.3        1997 Stock Incentive Plan (Incorporated by reference to Amendment
               No. 2 to the Registration Statement on Form S-1 (File No.
               333-23959) filed by the Company with the Commission on May 30,
               1997).
   10.4        Employee Stock Purchase Plan. (Incorporated by reference to
               Form 10-K filed by the Company with the Commission on December
               29, 1998)
   10.5        Form of Indemnity Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File
               No. 333-23959) filed by the Company with the Commission on May
               30, 1997).
   10.6        Credit Agreement, dated as of February 17, 1998, between the
               Company and NationsBank, N.A. (Incorporated by reference to Form
               8-K filed by the Company with the Commission on March 13, 1998).
   10.7        Security Agreement, dated as of February 17, 1998, between the
               Company and NationsBank, N.A. (Incorporated by reference to Form
               8-K filed by the Company with the Commission on March 13, 1998).
   10.8        Waiver and First Amendment to Credit Agreement, dated as of June
               19, 1998, by and among the Company, Integrated Systems Control,
               Inc. RF Microsystems, Inc. and Advanced Management Incorporated and NationsBank, N.A. (Incorporated by reference to Form 8-K filed by the Company with the Commission on July 2, 1998).
   10.9        Consent Agreement, dated as of June 19, 1998, by and among the
               Company, Integrated Systems Control, Inc. RF Microsystems, Inc.
               and Advanced Management Incorporated and NationsBank, N.A.
               (Incorporated by reference to Form 8-K filed by the Company with the Commission on July 2, 1998).
   10.10       Joinder Agreement, dated as of June 19, 1998, by and among the
               Company, Integrated Systems Control, Inc. RF Microsystems, Inc.,
               Advanced Management Incorporated and SEMCOR, Inc. and
               NationsBank, N.A. (Incorporated by reference to Form 8-K filed by the Company with the Commission on July 2, 1998).
   10.11       Lease Agreement, dated July 16, 1993, including Amendment 1, dated December 1, 1993, Amendment 2, dated January 15, 1994, and
               Amendment 3, dated March 15, 1994 (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).
   10.12       Contract No. N00039-96-C-0066, effective March 14, 1996, by and between the Company and Space and Naval Warfare Systems Command
               (Incorporated by reference to the Registration Statement on Form
               S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).+
   10.13       Contract No. N00039-96-C-0097, effective August 29, 1996, by and between the Company and Space and Naval Warfare Systems Command
               (Incorporated by reference to the Registration Statement on Form
               S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).+
   10.14       Form of Tax Indemnification Agreement to be entered into by the
               Company and each of its existing Stockholders (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the
               Commission on June 25, 1997).
   10.15       Stockholders Agreement (Incorporated by reference to Amendment
               No. 1 to the Registration Statement on Form S-1 (File No.
               333-23959) filed by the Company with the Commission on May 6,
               1997).
   10.16       Stock Purchase Agreement by and between Advanced Communication
               Systems, Inc. and REMEC Inc., dated as of August 26, 1997
               (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on September 26, 1997).
   10.17       Stock Purchase Agreement by and among Advanced Communication
               Systems, Inc. and the Shareholders of Integrated Systems Control,
               Inc., dated as of October 31, 1997 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 5, 1997).
   10.18       Stock Purchase Agreement by and between Advanced Communication
               Systems, Inc. and the sole Shareholder of Advanced Management
               Incorporated, dated as of January 31, 1998 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on March 13, 1998).
   10.19       Stock Purchase Agreement by and among Advanced Communication
               Systems, Inc. and the Shareholders of SEMCOR, INC., dated as of June 10, 1998 (Incorporated by reference to Current Report on
               Form 8-K filed by the Company with the Commission on July 2,
               1998).
   10.20       Agreement and Plan of Merger dated as of December 9, 1999, by and among Advanced Communication Systems, Inc., The Titan Corporation and A T Acquisition Corp. (Incorporated by reference to Current
               Report on Form 8-K filed by the Company with the Commission on December 20, 1999).
   10.21       Company Stockholders Agreement dated as of December 9, 1999, by and among Advanced Communication Systems, Inc., The Titan
               Corporation and A T Acquisition Corp. (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 20, 1999).
   10.22       Advanced Communication Systems, Inc. Executive Retirement Plan.
    21.1       List of Subsidiaries of the Registrant.
    23.1       Consent of Arthur Andersen LLP.
    27.1       Financial Data Schedule for year ended September 30, 1999. (For
               SEC purposes only).

----------
+ Portions of this document were granted confidential treatment.

    (b) Reports on Form 8-K

On December 20, 1999, the Company filed a current report on Form 8-K, Item 5 thereof, reporting that on December 9, 1999, the Company entered into an Agreement and Plan of Merger with The Titan Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fairfax, Virginia on December 29, 1999.


                           ADVANCED COMMUNICATION SYSTEMS, INC.

                           By:               /s/ GEORGE A. ROBINSON
                                             ----------------------
                                               GEORGE A. ROBINSON
                                     Chairman, President and Chief Executive
                                     Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
           ---------------------------------                -----------------------------     -----------------

                /s/ GEORGE A. ROBINSON                           Chairman, President          December 29, 1999
           ---------------------------------                 and Chief Executive Officer
                  GEORGE A. ROBINSON                        (Principal Executive Officer)

              /s/ TERRENCE E. HILEMAN                              Vice President,            December 29, 1999
           ---------------------------------                Chief Financial Officer and
                  TERRENCE E. HILEMAN                                 Treasurer
                                                              (Principal Financial and
                                                                 Accounting Officer)

                /s/ CHARLES R. COLLINS                                Director                December 29, 1999
           ---------------------------------
                  CHARLES R. COLLINS

                /s/ THOMAS A. COSTELLO                                Director                December 29, 1999
           ---------------------------------
                  THOMAS A. COSTELLO

               /s/ CHARLES G. MARTINACHE                              Director                December 29, 1999
           ---------------------------------
                 CHARLES G. MARTINACHE

                   /s/ WAYNE SHELTON                                  Director                December 29, 1999
           ---------------------------------
                     WAYNE SHELTON

                   /s/ VINCENT VIDAS                                  Director                December 29, 1999
           ---------------------------------
                     VINCENT VIDAS


                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                 DESCRIPTION
-----------    -----------------------------------------------------------------
     3.1       Amended and Restated Certificate of Incorporation of the Company
               (Incorporated by reference to Amendment No. 1 to the Registration
               Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on May 6, 1997).
     3.2       Amended and Restated Bylaws of the Company (Incorporated by
               reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the
               Commission on May 6, 1997).
    10.1       Employment Agreement, dated as of January 2, 1997, between the
               Company and Dev Ganesan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).
    10.2       1996 Stock Incentive Plan (Incorporated by reference to Amendment
               No. 1 to the Registration Statement on Form S-1 (File No.
               333-23959) filed by the Company with the Commission on May 6,
               1997).
    10.3       1997 Stock Incentive Plan (Incorporated by reference to Amendment
               No. 2 to the Registration Statement on Form S-1 (File No.
               333-23959) filed by the Company with the Commission on May 30,
               1997).
    10.4       Employee Stock Purchase Plan.(Incorporated by reference to
               Form 10-K filed by the Company with the Commission on December
               29, 1998)
    10.5       Form of Indemnity Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (File
               No. 333-23959) filed by the Company with the Commission on May
               30, 1997).
    10.6       Credit Agreement, dated as of February 17, 1998, between the
               Company and NationsBank, N.A. (Incorporated by reference to Form
               8-K filed by the Company with the Commission on March 13, 1998).
    10.7       Security Agreement, dated as of February 17, 1998, between the
               Company and NationsBank, N.A. (Incorporated by reference to Form
               8-K filed by the Company with the Commission on March 13, 1998).
    10.8       Waiver and First Amendment to Credit Agreement, dated as of June
               19, 1998, by and among the Company, Integrated Systems Control,
               Inc. RF Microsystems, Inc. and Advanced Management Incorporated and NationsBank, N.A. (Incorporated by reference to Form 8-K filed by the Company with the Commission on July 2, 1998).
    10.9       Consent Agreement, dated as of June 19, 1998, by and among the
               Company, Integrated Systems Control, Inc. RF Microsystems, Inc.
               and Advanced Management Incorporated and NationsBank, N.A.
               (Incorporated by reference to Form 8-K filed by the Company with the Commission on July 2, 1998).
   10.10       Joinder Agreement, dated as of June 19, 1998, by and among the
               Company, Integrated Systems Control, Inc. RF Microsystems, Inc.,
               Advanced Management Incorporated and SEMCOR, Inc. and
               NationsBank, N.A. (Incorporated by reference to Form 8-K filed by the Company with the Commission on July 2, 1998).
   10.11       Lease Agreement, dated July 16, 1993, including Amendment 1, dated December 1, 1993, Amendment 2, dated January 15, 1994, and
               Amendment 3, dated March 15, 1994 (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).
   10.12       Contract No. N00039-96-C-0066, effective March 14, 1996, by and between the Company and Space and Naval Warfare Systems Command
               (Incorporated by reference to the Registration Statement on Form
               S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).+
   10.13       Contract No. N00039-96-C-0097, effective August 29, 1996, by and between the Company and Space and Naval Warfare Systems Command
               (Incorporated by reference to the Registration Statement on Form
               S-1 (File No. 333-23959) filed by the Company with the Commission on March 26, 1997).+
   10.14       Form of Tax Indemnification Agreement to be entered into by the
               Company and each of its existing Stockholders (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-23959) filed by the Company with the
               Commission on June 25, 1997).
   10.15       Stockholders Agreement (Incorporated by reference to Amendment
               No. 1 to the Registration Statement on Form S-1 (File No.
               333-23959) filed by the Company with the Commission on May 6,
               1997).
   10.16       Stock Purchase Agreement by and between Advanced Communication
               Systems, Inc. and REMEC Inc., dated as of August 26, 1997
               (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on September 26, 1997).
   10.17       Stock Purchase Agreement by and among Advanced Communication
               Systems, Inc. and the Shareholders of Integrated Systems Control,
               Inc., dated as of October 31, 1997 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 5, 1997).
   10.18       Stock Purchase Agreement by and between Advanced Communication
               Systems, Inc. and the sole Shareholder of Advanced Management
               Incorporated, dated as of January 31, 1998 (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on March 13, 1998).
   10.19       Stock Purchase Agreement by and among Advanced Communication
               Systems, Inc. and the Shareholders of SEMCOR, INC., dated as of June 10, 1998 (Incorporated by reference to Current Report on
               Form 8-K filed by the Company with the Commission on July 2,

               1998).
   10.20 Agreement and Plan of Merger dated as of December 9, 1999, by and among Advanced Communication Systems, Inc., The Titan Corporation and A T Acquisition Corp. (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 20, 1999).
   10.21 Company Stockholders Agreement dated as of December 9, 1999, by and among Advanced Communication Systems, Inc., The Titan Corporation and A T Acquisition Corp. (Incorporated by reference to Current Report on Form 8-K filed by the Company with the Commission on December 20, 1999).
   10.22       Advanced Communication Systems, Inc. Executive Retirement Plan.
    21.1       List of Subsidiaries of the Registrant.
    23.1       Consent of Arthur Andersen LLP.
    27.1 Financial Data Schedule for year ended September 30, 1999. (For SEC purposes only).

----------
+ Portions of this document were granted confidential treatment.