Form 10-K/A
period 1999-09-30
ADVANCED COMMUNICATION SYSTEMS INC
filed 2000-01-21
CIK 1035104

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE
            There are no documents incorporated by reference herein.
================================================================================

                                    AMENDMENT

        The purpose of this Amendment is to provide the information required by Items 10, 11, 12 and 13 of Part III of this report that the registrant intended to incorporate by reference from the registrant's proxy statement for the annual meeting of stockholders.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

Set forth below is certain information regarding the directors, executive officers and key employees as of January 11, 2000:

DIRECTORS AND EXECUTIVE OFFICERS:                    AGE           POSITION

George A. Robinson..............................     61            President, Chief Executive Officer and Chairman of the Board
                                                                   of Directors
Thomas A. Costello..............................     52            Executive Vice President, Chief Operating Officer, Secretary
                                                                   and Director
Terrence E. Hileman.............................     36            Vice President, Chief Financial Officer and Treasurer
Vincent G. Vidas................................     68            Director
Charler R. Collins..............................     68            Director
Charles G. Martinache...........................     59            Director
Wayne Shelton...................................     67            Director

KEY EMPLOYEES:                                      AGE            POSITION

Kevin R. Adams..................................    42             President of ACS Technologies, Inc.
Dwayne Junker...................................    58             President of RF Microsystems, Inc. and ACS Services
                                                                   Divisions
Ed Denion.......................................    52             President of ACS Information Technology Division
Tom Brennan.....................................    59             President of  SEMCOR Aerospace Services Division

        GEORGE A. ROBINSON. Mr. Robinson is a founder of the Company and has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in 1987. From 1986 to 1987, Mr. Robinson held the position of Vice President for East Coast Operations of Advanced Digital Systems, Inc., a military communication software development company. Prior to working at Advanced Digital Systems, Inc., Mr. Robinson spent over 20 years as a civilian employee in the U.S. Navy Satellite communication program, most recently as Deputy Director.

        THOMAS A. COSTELLO. Mr. Costello is a founder of the Company and has served as Secretary and a Director of the Company since 1987. Mr. Costello also served as Treasurer of the Company from 1987 to August 1997. From 1987 to 1994, Mr. Costello held the positions of Senior Vice President and Technical Director, and in 1995 was made Executive Vice President and Chief Technology Officer of the Company. Mr. Costello was appointed Chief Operating Officer in October 1999.

        TERRENCE E. HILEMAN. Mr. Hileman was appointed as the Chief Financial Officer and Treasurer in October 1999. From August 1987 to September 1999, Mr. Hileman served as the Vice President of Finance and Controller of the Company, and as such, was responsible for all finance and accounting functions. From 1986 to 1987, Mr. Hileman was employed by Grumman-CTEC.

        VINCENT G. VIDAS. Mr. Vidas served as the Executive Vice President and Chief Operating Officer of the Company from December 1998 to September 1999 and has served as a Director since August 1998. Mr. Vidas is a founder of SEMCOR, Inc. ("SEMCOR"), a wholly-owned subsidiary of the Company and served as Chief Executive Officer of SEMCOR from 1987 until December 1999.

        CHARLES R. COLLINS. Mr. Collins has served on the Board of Directors since August 1997. He is also currently an advisory partner with the law firm Gibson, Dunn & Crutcher LLP and has held such position since April 1, 1996. From 1984 to such date, Mr.

Collins was a partner with Gibson, Dunn & Crutcher LLP. Mr. Collins is a general partner of a real estate partnership that filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1995. The partnership emerged from reorganization in 1996 and currently is performing under its obligations, as reorganized. Mr. Collins was not the managing general partner of the partnership at the time it was put into Chapter 11 and currently is not the managing general partner.

        CHARLES G. MARTINACHE. Mr. Martinache was a founder of the Company and has served as a Director of the Company since 1987. Mr. Martinache also served as Chief Operating Officer of the Company from 1987 to December 1998, as Vice President from 1987 to July 1992, and as Executive Vice President from 1992 to December 1998. From 1986 to 1987, Mr. Martinache was a program manager for Advanced Digital Systems, Inc. Prior to that, Mr. Martinache served 23 years in the U.S. Navy as a cryptologic officer.

        WAYNE SHELTON. Mr. Shelton has served on the Board of Directors since August 1997. From January 1995 to June 1997, he served as President of Hughes Information Systems and as a senior vice president of Hughes Aircraft Company. From December 1990 to January 1995, Mr. Shelton was President of Hughes Information Technology Corporation and corporate Vice President of Hughes Aircraft Company. Mr. Shelton is currently a member of the Board of Directors of ADI Technology, Inc and Micro Star Company, Inc.

        KEVIN R. ADAMS. Mr. Adams joined the Company in September 1993 as a Systems Engineer, and in September 1994 he was made Manager of VME Technologies. In April 1996, Mr. Adams was promoted to Director of ACS Technologies, a business unit of the Company focusing on systems integration work, and in May 1997, Mr. Adams was appointed to the position of Vice President of the Company. In October 1997 Mr. Adams became President of ACS Technologies. From December 1991 to August 1993, Mr. Adams was employed as an engineer by VisiCom Laboratories, Inc., a software development company.

        DWAYNE JUNKER. Mr. Junker joined RF Microsystems, Inc. ("RFM"), a wholly-owned subsidiary of the Company, in 1989 and has served as RFM's President since November 1997. Prior to becoming President, Mr. Junker served as Vice President from 1996 to November 1997, C4I Division Vice President from 1994 to 1996, head of the C3I Department from 1992 to 1994 and as Milstar Satellite Program Manager from 1989 to 1992. Before joining RFM, Mr. Junker served 30 years as a Navy Officer specializing in telecommunications and electronics.

        EDWARD I. DENION. Mr. Denion joined SEMCOR, a wholly-owned subsidiary of the Company, in 1995 and was appointed President of ACS Information Technology in July 1999. From July 1995 to July 1999, Mr. Denion served as Vice President of SEMCOR's Systems and Services Division. From 1992 to 1995, Mr. Denion served as a Director in the Business Development division of Grumman Technical Services.

        THOMAS J. BRENNAN. Mr. Brennan joined SEMCOR in 1995 as the Corporate Director of Operations. From 1996 to 1998, he served as SEMCOR's Vice President for the Air Force and Army Aviation Programs. Mr. Brennan was the Vice President of SEMCOR's Aerospace Services Division from 1998 until 1999, at which time he was appointed as President of Company's SEMCOR Aerospace Services Division. Before joining SEMCOR, Mr. Brennan served as a civilian engineer and senior executive for the U.S. Navy at Warminster, Pennsylvania, Lakehurst, New Jersey and Patuxent River, Maryland.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership of the Company's Common Stock with both the Securities and Exchange Commission and Nasdaq. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended September 30, 1999, its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exception: Terrence E. Hileman, the Chief Financial Officer and Treasurer of the Company, filed late his Initial Statement of Beneficial Ownership of Securities on Form 3 on November 10, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table presents certain information concerning compensation earned for services rendered in all capacities to the Company for the years ended September 30, 1999, 1998 and 1997 by the Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salaries and bonuses exceeded $100,000 (the "Named Officers").

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                           ANNUAL COMPENSATION                         AWARDS

                                              -------------------------------------------           ------------
                                                                                   OTHER              NUMBER OF         ALL
                    NAME                                                           ANNUAL              SHARES          OTHER
                    AND                       FISCAL                              COMPEN-            UNDERLYING       COMPEN-
             PRINCIPAL POSITION                YEAR      SALARY        BONUS       SATION              OPTIONS       SATION (1)
             ------------------                ----      -------       -----       ------              -------       ----------

George A. Robinson                            1999        $350,002         $0        $0                30,000          $4,740
President, Chief Executive                    1998        $240,011         $0        $0                   0            $4,302
Officer and Chairman of the Board             1997        $239,578   $113,266        $0                   0            $4,112

Vincent G. Vidas (2)
Executive Vice President and
Chief Operating Officer                       1999        $230,891         $0        $0                15,000          $4,800

Thomas A. Costello
Executive Vice President,                     1999        $225,430         $0        $0                15,000          $4,507
Chief Technology Officer and                  1998        $180,003         $0        $0                   0            $3,973
Secretary                                     1997        $214,576   $113,266        $0                   0            $4,112

Dev Ganesan (3)                               1999        $230,006         $0        $0                15,000          $4,150
Executive Vice President, Chief               1998        $150,010         $0        $0                15,000          $3,480
Financial Officer and Treasurer               1997(4)      $75,010    $75,000        $0                115,000         $0

-----------------

(1)     Represents matching 401(k) plan contributions by the Company.
(2)     Mr. Vidas was appointed Chief Operating Officer effective January 1,
        1999.
(3) Mr. Ganesan served as Executive Vice President, Chief Financial Officer and Treasurer until October 1999 and was employed by the Company until January 2000.
(4) Reflects compensation from Mr. Ganesan's date of hire, February 1, 1997, through September 30, 1997.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table presents certain information concerning the stock option grants made to the Named Officers for the fiscal year ended September 30, 1999.

                                                 INDIVIDUAL GRANTS
                         ----------------------------------------------------------------
                                                                                               POTENTIAL REALIZABLE VALUE
                            NUMBER OF    PERCENTAGE OF                                          AT ASSUMED ANNUAL RATES
                             SHARES      TOTAL OPTIONS                                        OF STOCK PRICE APPRECIATION
                           UNDERLYING      GRANTED TO      EXERCISE                                  OPTION TERM(1)
                             OPTIONS      EMPLOYEES IN     PRICE PER        EXPIRATION        ---------------------------
NAME                         GRANTED      FISCAL 1999        SHARE             DATE               5%              10%
----                         -------      -----------        -----             ----            ----------      ----------
George A. Robinson           30,000           18%           $11.75            2/26/06           $143,503        $334,423
Vincent G. Vidas             15,000            9%           $11.75            2/26/06            $71,751        $167,211
Thomas A. Costello           15,000            9%           $11.75            2/26/06            $71,751        $167,211
Dev Ganesan                  15,000            9%           $11.75            2/26/06            $71,751        $167,211

-----------------

(1) Amounts are based on the hypothetical 5% and 10% annual compounded rates of appreciation of the common stock price as prescribed by the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's Common Stock. The Company expresses no opinion regarding whether this level of appreciation will be realized and expressly disclaims any representation to that effect.

FISCAL YEAR 1999 STOCK OPTION EXERCISES AND YEAR END OPTION VALUES

        The following table presents certain information concerning the exercise of options during the fiscal year ended September 30, 1999 by each of the Named Officers.

                                                                 NUMBER OF SHARES
                             SHARES                           UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                            ACQUIRED                            OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS AT
                               ON           VALUE                    YEAR END                FISCAL YEAR END(1)
NAME                        EXERCISE       REALIZED        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                        --------       --------        -------------------------     -------------------------

George A. Robinson              0              0              0               30,000        0              $20,625
Vincent G. Vidas                0              0              0               15,000        0              $10,313
Thomas A. Costello              0              0              0               15,000        0              $10,313
Dev Ganesan                     0              0           66,250             25,000     $378,669          $40,308

-----------

(1) Value for "in-the-money" options represent the positive spread between the exercise prices of outstanding options and the closing price of the Company's common stock on September 30, 1999 on the Nasdaq National Market of $12.44.

DIRECTOR COMPENSATION

        Directors who are employees of the Company do not receive any compensation for their service as directors. The Company pays each director who is not an employee of the Company (i) an annual retainer of $15,000, which is paid quarterly in cash, (ii) an annual retainer of $1,000 if the Director is a member of a committee, (iii) a stipend of $1,500 for attending each meeting of the Board of Directors and each meeting of a committee of the Board of Directors if such committee meeting is held on a date separate from a meeting of the Board of Directors and (iv) reimbursement for his out-of-pocket expenses for attending these meetings. In addition, Directors who are not employees of the Company receive options to purchase 5,000 shares of the Company's Common Stock upon election to the Board of Directors and an additional 5,000 shares upon each reelection to the Board of Directors. Such options have an exercise price equal to the current market price on the date of the grant, a term of five years and vest in three equal annual installments beginning on the date of the grant and on the first and second anniversary of the grant. All non-vested options are terminated six months after a member leaves the Board of Directors, other than by death or disability. On death or disability, all non-vested options automatically vest.

EMPLOYMENT AGREEMENTS

        Effective August 27, 1999, the Company entered into an employment agreement with Mr. Costello, Executive Vice President, Chief Operating Officer and Secretary of the Company. Under the terms of this agreement Mr. Costello will receive a base salary of $230,000 which will be reviewed annually by the Compensation Committee and the Board of Directors as of each October 1. In addition to the base salary, Mr. Costello will be eligible for a performance bonus, with respect to each fiscal year that ends during the term of the employment agreement. The performance bonus, which shall not be less than 50% of Mr. Costello's base pay, will be calculated and approved annually by the Compensation Committee in accordance with the bonus plan for compensating senior executives. Mr. Costello will also receive equity compensation in such forms and amounts as the Compensation Committee determines appropriate for the position, industry practices, market conditions and other outside information considered reasonable by the Committee.

        Mr. Ganesan, the former Executive Vice President, Chief Financial Officer and Treasurer of the Company, was employed pursuant to the terms of an employment agreement, which continued in effect until Mr. Ganesan's separation from the Company in January 2000. Under the terms of the employment agreement, Mr. Ganesan received an annual salary of $150,000 and was given a one-time signing bonus of $25,000 upon commencing work with the Company on February 1, 1997. Mr. Ganesan received a first-year bonus of $25,000 upon the accomplishment of certain mutually agreed upon objectives.

        Mr. Vidas, who was Executive Vice President and the Chief Operating Officer and who currently is a Director of the Company, was employed pursuant to an employment agreement which continued in effect until December 31, 1999. Under the terms of the employment agreement, Mr. Vidas received an annual salary of $200,000 and was eligible for an annual performance-based bonus of up to $50,000 based upon the accomplishment of certain mutually agreed upon performance goals. Mr. Vidas resigned as Chief Operating Officer of the Company effective September 30, 1999, and continued to serve as the Chief Executive Officer of SEMCOR until December 31, 1999.

        There are no other employment agreements in effect with respect to any directors or executive officers of the Company.

INDEMNIFICATION ARRANGEMENTS

        The Company has entered into indemnification agreements pursuant to which it agreed to indemnify certain of its directors and officers against judgments, claims, damages, losses and expenses incurred as a result of the fact that any director or officer, in his capacity as such, is made or threatened to be made a party to any suit or proceeding. Such persons will be indemnified to the fullest extent now or hereafter permitted by the DGCL, as amended. The indemnification agreements provide for the advancement of certain expenses to such directors and officers in connection with any such suit or proceeding. The Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for the indemnification of officers and directors to the fullest extent authorized by the DGCL.

COMPENSATION COMMITTEE REPORT

        The Company's executive officer compensation policy is to offer a package including a competitive salary, an incentive bonus based upon achievement of the Company's financial objectives and competitive benefits. The Company's compensation policy for officers is similar to that for other employees, and is designed to promote continued performance and attainment of corporate and personal goals.

        The Compensation Committee of the Board of Directors (comprised of two non-employee independent directors) reviews and approves individual executive officer salaries, bonus plan financial performance goals, bonus plan allocations and stock option grants. The Company's compensation structure is designed to:
(i) enable the Company to attract highly qualified executives and management talent from within the communications and information technology services industry and other relevant industries, (ii) retain top performers and ensure future management continuity, (iii) reward achievement of the Company's strategic goals and financial targets and (iv) provide compensation that is consistent with marketplace competitiveness for companies of similar size, Company and individual performance and stockholder returns. Executive officers of the Company are paid salaries in line with their responsibilities and experience.

        The Compensation Committee developed a plan for the fiscal year ending September 30, 1999 designed to award bonuses based upon achievement by the Company of revenues and earnings per share objectives. Stock option grants to officers are designed to promote success by aligning the officers' financial interests with long-term stockholder value and by providing an incentive for individual long-term performance and the achievement of short-term financial performance by the Company. Grants of stock options are based on various subjective factors primarily relating to the responsibilities of the individual officers, and also to their expected future contributions and prior option grants.

        Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to executive officers. The Committee currently believes that the Company should be able to continue to manage its executive compensation program for executive officers so as to preserve the related federal income tax deductions.

        The Compensation Committee annually reviews and approves the compensation of George A. Robinson, the Chief Executive Officer and Chairman of the Board of Directors. Mr. Robinson continues to provide outstanding personal leadership of the Company. Under Mr. Robinson's direction, the Company's revenues have increased each year since fiscal 1987 and grew at a compound annual rate of 62.8% during the last five fiscal years, reaching $218.3 million for fiscal 1999. In light of the leadership he demonstrated during fiscal year 1999, the Committee believes Mr. Robinson's salary of $350,002 was reasonable. Mr. Robinson is also a significant stockholder in the Company, and to the extent his performance as Chief Executive Officer translates into an increase in the value of the Company's stock, all stockholders, including Mr. Robinson, share the benefits.

                             COMPENSATION COMMITTEE

                                  Wayne Shelton
                               Charles R. Collins


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Neither member of the Compensation Committee was an officer or employee of the Company during the fiscal year ended September 30, 1999. Prior to the formation of the Compensation Committee in August 1997, the functions of the Compensation Committee were performed by the Board of Directors as a whole. For information concerning certain transactions and relationships among the Company and the current members of the Board of Directors, see "Certain Relationships and Related Transactions."

STOCK PERFORMANCE CHART

        The line graph set forth below compares the cumulative total return of the Company's Common Stock to the cumulative total returns on the Russell 2000 Index and the Nasdaq Computer & Data Processing Index for the period commencing June 27, 1997, the date of the Company's initial public offering, and ending September 30, 1999. The comparison assumes $100 was invested on June 27, 1997 in the Company's common stock and each of the foregoing indices and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future performance.


                            [LINE GRAPH APPEARS HERE]

                                     ADVANCED COMMUNICATION        RUSSELL 2000        NASDAQ COMPUTER &
  MEASUREMENT PERIOD                      SYSTEMS, INC.               INDEX          DATA PROCESSING INDEX
  ------------------                      -------------               -----          ---------------------

June 27, 1997                                 100                      100                    100
June 30, 1997                                 102                      101                    100
September 30, 1997                            170                      116                    109
December 31, 1997                             124                      112                    103
March 31, 1998                                154                      123                    136
June 30, 1998                                 166                      120                    151
September 30, 1998                            126                      95                     142
December 31, 1998                             167                      111                    184
March 31, 1999                                155                      103                    221
June 30, 1999                                 183                      120                    230
September 30, 1999                            166                      110                    238

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the January 11, 2000, by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares of Common Stock, (ii) director and executive officer of the Company and (iii) all executive officers and directors as a group. The address of the stockholders listed below as beneficially owning more than five percent of the common stock is that of the Company's principal executive offices. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned.

                                                                                          SHARES              PERCENT OF
                                                                                       BENEFICIALLY          OUTSTANDING
NAME                                                                                      OWNED                SHARES
----                                                                                      -----                ------

EXECUTIVE OFFICERS, DIRECTORS:
George A. and Barbara Robinson(1)(2)................................                      857,500                9.3%
Thomas A. and Margaret M. Costello(2)3).............................                      852,500                9.3%
Terrence E. and Diane Hileman...................................                           56,500                 *
Wayne Shelton(5)....................................................                       14,333                 *
Charles G. Martinache(2)(4).........................................                      432,271                4.7%
Charles R. Collins(5)...............................................                       14,333                 *
Vincent G. Vidas(6).................................................                      263,410                2.9%

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP:
(8 persons).........................................................                    2,490,847               27.1%

*Less than one percent of stock outstanding.

(1) Includes 333,371 shares owned by the Robinson 1997 Trust No. 1 and 333,371 shares owned by the Robinson 1997 Trust No. 2, both of which George A. Robinson is the sole trustee, 180,758 shares owned by George
        A. Robinson and Barbara Robinson as joint tenants and outstanding options to purchase 10,000 shares of common stock that are exercisable within 60 days.

(2) On December 9, 1999, The Titan Corporation ("Titan"), A T Acquisition Corp.("Titan Sub") and the Company entered into an Agreement and Plan of Merger ("Merger Agreement"). As a result of the merger, each outstanding share of the Company's common stock will be converted into the right to receive shares of Titan common stock at a prescribed exchange ratio. As a condition and inducement to Titan's entering into the Merger Agreement, Messrs. Robinson, Costello and Martinache who collectively beneficially own 2,120,021 shares of the Company's common stock, each granted an irrevocable proxy to Titan to vote their shares in favor of the approval and adoption of the Merger Agreement.

(3)     Includes: (i) 216,609 shares owned by the Costello 1997 Trust No. 1;
        (ii) 216,609 shares owned by the Costello 1997 Trust No. 2; (iii) 207,141 shares owned by Thomas A. Costello Revocable Trust; (iv) 207,141 shares owned by Margaret M. Costello Revocable Trust; and (v) outstanding options to purchase 5,000 shares of common stock that are exercisable within 60 days. Margaret M. Costello and Thomas A. Costello are trustees for the Costello 1997 Trust No. 1 and Costello 1997 Trust No. 2; Thomas A. Costello is the trustee for the Thomas A. Costello Revocable Trust; and Margaret M. Costello is the trustee for Margaret M. Costello Revocable Trust.

(4) Includes 136,274 shares owned by the Martinache 1997 Trust No. 1, of which Charles G. Martinache is the sole trustee, 2,250 shares owned by Sharon K. Martinache, 3,783 shares held in trust for the benefit of Andrew Martinache and outstanding options to purchase 5,000 shares of common stock that are exercisable within 60 days.

(5) Includes outstanding options to purchase 14,333 shares of common stock that are exercisable within 60 days.

(6) Includes outstanding options to purchase 5,000 shares of common stock that are exercisable within 60 days. In addition, such amount includes 254,777 shares of the Company's common stock, which the Company has estimated Mr. Vidas may elect to receive pursuant to a Stock purchase agreement by and among the Company, Mr. John Degnan and Mr. Vidas (the "Selling Shareholders"), effective as of June 10, 1998 (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company is obligated to make a payment (the "Earn Out Payment") of up to $10,000,000 on or before February 14, 2000 to the Selling Shareholders, depending on the extent to which SEMCOR achieves certain performance criteria for the period ending December 31, 1999. The Purchase Agreement provides that the Selling Shareholders may elect to receive all or part of their portion of the contigent payment in shares of the Company's common stock. Based upon preliminary operating results, the Company has estimated that the Selling Shareholders may be entitled to receive the maximum amount of the Earn Out Payment. In such event, based upon the closing price of 19.6875 of the Company's common stock on January 20, 2000, Mr. Vidas may elect to receive up to 254,777 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

        In 1993, the Company entered into a ten year lease with 10089 Management, the members of which include, among others, Messrs. Robinson, Martinache and Costello, who collectively owned approximately 91% of 10089 Management. Under the terms of the lease, the Company leased approximately 23,148 square feet at 10089 Lee Highway, Fairfax, Virginia from 10089 Management for use as the Company's headquarters at a current rental rate of approximately $15.23 per square foot. The Company, as tenant, also paid for insurance for the premises and for increases in real estate taxes over 1993 real estate taxes for the building. The Company also provided management services for 10089 Management at no cost.

        10089 Management purchased the Company's headquarters building in 1993 using, in part, a loan in the amount of $1,125,000 from a third party institutional lender, which loan was previously guaranteed by the Company. Pursuant to the loan agreement, as amended, the guarantee was canceled upon the Company's initial public offering in June 1997. Also in connection with 10089 Management's acquisition of the Company's headquarters building, the Company lent to each of Messrs. Robinson, Martinache and Costello approximately $119,000 for use as part of the purchase price for the building.

All loans were repaid in full from the proceeds received by the makers from the $6.6 million dividend of the Company's previously undistributed S corporation earnings declared by the Board of Directors in connection with the termination of the Company's S corporation status and its initial public offering (the "S Corporation Distribution"). In July 1999, the headquarters building was sold to a non-affiliated third party from whom the facility is currently leased.

        Charles R. Collins, a director of the Company, is an advisory partner at the law firm of Gibson, Dunn & Crutcher LLP and prior to his election to the Board of Directors was a partner with the same firm. Gibson, Dunn & Crutcher LLP received legal fees from the Company during the Company's fiscal year ended September 30, 1998 in connection with the Company's initial public offering in June 1997 and for certain other legal services.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fairfax, Virginia on January 21, 2000.

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

          SIGNATURE                                 TITLE                            DATE
      ------------------                         ------------                     ----------
       /s/ GEORGE A. ROBINSON                  Chairman, President              January 21, 2000
---------------------------------------    and Chief Executive Officer
         GEORGE A. ROBINSON               (Principal Executive Officer)

      /s/ TERRENCE E. HILEMAN                    Vice President,                January 21, 2000
---------------------------------------    Chief Financial Officer and
        TERRENCE E. HILEMAN                         Treasurer
                                             (Principal Financial and
                                               Accounting Officer)

       /s/ CHARLES R. COLLINS                        Director                   January 21, 2000
---------------------------------------
         CHARLES R. COLLINS

       /s/ THOMAS A. COSTELLO                        Director                   January 21, 2000
---------------------------------------
         THOMAS A. COSTELLO

     /s/ CHARLES G. MARTINACHE                       Director                   January 21, 2000
---------------------------------------
       CHARLES G. MARTINACHE

         /s/ WAYNE SHELTON                           Director                   January 21, 2000
---------------------------------------
           WAYNE SHELTON

         /s/ VINCENT VIDAS                           Director                   January 21, 2000
---------------------------------------
           VINCENT VIDAS