Form 10-Q
period 1999-12-31
ADVANCED COMMUNICATION SYSTEMS INC
filed 2000-02-14
CIK 1035104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ___________________.

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

                              YES [ X ] NO [    ]

AS OF THE CLOSE OF BUSINESS ON FEBRUARY 8, 2000, THE REGISTRANT HAD OUTSTANDING 8,905,666 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                                                      PAGE

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets as of December 31, 1999
                and September 30, 1999                                                                   3

                Condensed Consolidated Statements of Operations for the Three
                Months Ended December 31, 1999 and 1998                                                  4

                Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended December 31, 1999 and 1998                                                  5

                Notes to Condensed Consolidated Financial Statements                                     6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              12

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                        13

                      ADVANCED COMMUNICATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            DECEMBER 31,             SEPTEMBER 30,
                                                                                1999                     1999
                                                                                ----                     ----
                                                                            (UNAUDITED)
                                         ASSETS

Current assets:
Cash and cash equivalents                                                                 $979            $1,615
Contract receivables                                                                    68,962            67,834
Other receivables                                                                          855             1,617
Deferred costs                                                                             969                 -
Prepaid expenses                                                                           693             1,279
Income taxes receivable                                                                    226                 -
Inventories                                                                                720               932
                                                                                     ---------         ---------
   Total current assets                                                                 73,404            73,277
                                                                                     ---------         ---------
Property and equipment, net                                                              8,690             7,908
Other assets:
Intangibles, net                                                                        71,174            61,603
Other non-current assets                                                                   422               414
                                                                                     ---------         ---------
   Total other assets                                                                   71,596            62,017
                                                                                     ---------         ---------
      Total assets                                                                    $153,690          $143,202
                                                                                     =========         =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                                          $43               $87
Obligations under capital lease                                                            714               877
Accounts payable                                                                         4,924             5,773
Accrued expenses and other current liabilities                                          32,775            27,789
Billings in excess of revenue                                                              532             1,182
Deferred profit                                                                          4,930             5,319
Income taxes payable                                                                         -               738
Deferred income tax liability                                                            2,977             2,317
                                                                                     ---------         ---------
   Total current liabilities                                                            46,895            44,082
Obligations under capital lease - long-term                                                358               420
Deferred income tax liability - long-term                                                1,711             1,226
Long-term debt                                                                          52,565            47,580
                                                                                     ---------         ---------
   Total liabilities                                                                   101,529            93,308
Stockholders' equity:

Preferred stock, $.01 par value, 1,000,000 shares authorized,
  no shares issued and outstanding                                                           -                 -
Common stock, $.01 par value, 40,000,000 shares authorized, 11,450,000 shares
  issued at December 31, 1999 and September 30, 1999                                       115               115
Paid-in-capital                                                                         43,416            42,511
Retained earnings                                                                        8,930             7,578
Less - Treasury stock, 2,613,748 shares at December 31, 1999 and 2,701,513
  shares at September 30, 1999                                                            (300)             (310)
                                                                                     ---------         ---------
   Total stockholders' equity                                                           52,161            49,894
                                                                                     ---------         ---------
      Total liabilities and stockholders' equity                                      $153,690          $143,202
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

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                           ------------
                                                                       1999                1998
                                                                       ----                ----

       Revenues..................................................     $46,255            $47,222

       Direct costs..............................................      30,031             31,893

       Indirect, general and administrative expenses.............      12,549             12,373
                                                                      -------            -------
       Income from operations....................................       3,675              2,956

       Other expense, net........................................      (1,380)              (847)
                                                                      -------            -------

       Income before taxes.......................................       2,295              2,109

       Income tax expense........................................         943                836
                                                                      -------            -------

       Net income................................................      $1,352             $1,273
                                                                      =======            =======

       Net income per share - basic..............................       $0.15              $0.15
                                                                      =======            =======

       Net income per share - diluted............................       $0.15              $0.15
                                                                      =======            =======

       Weighted average shares outstanding - basic...............       8,778              8,620
                                                                      =======            =======

       Weighted average shares outstanding - diluted.............       8,926              8,708
                                                                      =======            =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                      ------------
                                                                  1999             1998
                                                                  -----            ----

Cash flow from operating activities:
Net income                                                       $ 1,352        $  1,273
Adjustments to reconcile net income to net cash
      used in operating activities-
      Depreciation and amortization                                  934             876
      Reserve for doubtful accounts                                  400               -
      Deferred tax provision                                       1,145             833
      Reduction of deferred revenue                                 (389)              -
      Loss on sale of subsidiary                                     167               -
      Changes in assets and liabilities:
            Contract receivables                                  (1,588)         (7,838)
            Other receivables                                        756            (318)
            Prepaid expenses                                         586            (154)
            Inventories                                              212              83
            Other assets                                             (31)             23
            Accounts payable                                        (812)         (3,247)
            Accrued expenses and other current liabilities        (5,983)         (2,140)
            Billings in excess of revenue                           (650)           (312)
            Income taxes payable                                    (700)           (342)
                                                                 -------        --------
                 Net cash used in operating activities            (4,601)        (11,263)
                                                                 -------        --------

Cash flows from investing activities:
Purchases of property and equipment                               (1,308)           (601)
Capitalized software development costs                                 -            (463)
                                                                 -------        --------
                Net cash used in investing activities             (1,308)         (1,064)
                                                                 -------        --------

Cash flows from financing activities:
Net borrowings repaid                                                (59)             (8)
Net borrowings under line of credit                                5,000          12,000
Repayments of obligations under capital leases                      (225)           (543)
Sales of treasury stock                                              557             227
                                                                 -------        --------
                Net cash provided by financing activities          5,273          11,676
                                                                 -------        --------

Net decrease in cash                                                (636)           (651)
Cash and cash equivalents, beginning of period                     1,615           2,457
                                                                 -------        --------

Cash and cash equivalents, end of period                         $   979        $  1,806
                                                                 =======        ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ADVANCED COMMUNICATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 1999 and the statements of operations and cash flows for all periods presented have been prepared by Advanced Communication Systems, Inc. ("the Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

3.  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period's presentation.

4. SUPPLEMENTAL STATEMENTS OF CASH FLOWS DATA

The Company paid income taxes of approximately $489,000 and $339,000 and interest of approximately $1,264,000 and $884,000 in the three-month periods ended December 31, 1999 and 1998, respectively.

The following are non-cash transactions for the three-month periods ended December 31, 1999 and 1998.


                                                           DECEMBER 31,
                                                        1999           1998
                                                        ----           ----
                                                          (IN THOUSANDS)

Deferred merger costs                                  $   969       $    -

Contingent payment - SEMCOR selling shareholders       $10,000       $5,000

Tax effect of stock option exercises                   $   358       $    -

5. ACQUISITION AND DIVESTITURE

In June 1998, the Company acquired all the outstanding shares of SEMCOR, Inc. ("SEMCOR") for a preliminary purchase price of $38,100,000 in cash and additional contingent payments based on the achievement of certain financial goals for the six-month period ended December 31, 1998, up to a maximum of $5,000,000, and the twelve-month period ending December 31, 1999, up to a maximum of $10,000,000. SEMCOR successfully achieved the financial goals for the six-month ended December 31, 1998 as outlined in the stock purchase agreement and accordingly the selling shareholders were paid the maximum of $5,000,000 in February 1999. Additionally, SEMCOR achieved the financial goals for the twelve-month period ended December 31, 1999, and accordingly the selling shareholders earned the maximum $10,000,000. The excess of the preliminary purchase price and the contingent payments over the net assets acquired is being carried as goodwill in the amount of $51,784,000, and is being amortized over its estimated useful life of 40 years.

In connection with the final determination of the fair value of assets acquired and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at the contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts, which amounted to $6,343,000. Effective April 1, 1999, this adjustment has been reflected in the accompanying balance sheet as an increase to goodwill and a corresponding increase to deferred profit. The Company recognized approximately $388,000 as a reduction of costs in the three months ended December 31, 1999, with the remaining $4,930,000 to be recorded as a reduction of costs in future periods as work on certain contracts is performed.

In October 1999, the Company sold its 100% interest in its U.K. subsidiary, Fairfax Communications, Ltd. for $30,000 in cash, resulting in a loss of approximately $167,000. This loss is reflected in the statement of operations for the three month period ended December 31, 1999.

6. CONTRACT RECEIVABLES

Contract receivables consist of the following:

                                                              DECEMBER  31,    SEPTEMBER 30,
                                                                   1999            1999
                                                              -------------    -------------
                                                                     (IN THOUSANDS)
U.S. government:
     Amounts billed .......................................   $      26,204    $      25,625
     Recoverable costs and accrued profit on progress
       completed; not billed ..............................          38,278           38,422
                                                              -------------    -------------
         Subtotal .........................................          64,482           64,047
                                                              -------------    -------------
Commercial customers:
     Amounts billed .......................................           3,847            3,513
     Recoverable costs and accrued profit on progress
       completed; not billed ..............................           2,006            1,235
                                                              -------------    -------------
         Subtotal .........................................           5,853            4,748
                                                              -------------    -------------
Less allowance for doubtful accounts ......................           1,373              961
                                                              -------------    -------------
         Total ............................................   $      68,962    $      67,834
                                                              =============    =============

7. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                  DECEMBER  31,    SEPTEMBER 30,
                                                                                       1999            1999
                                                                                  -------------    -------------
Lines of credit:

   $60,000,000 line of credit, with a commercial bank
     expiring February 28, 2002 .........................................         $      51,000    $      46,000
   $400,000 line of credit with a commercial bank, interest at prime
      plus 1%, due on demand ............................................                    --               50


Long-term debt:
   Note payable to bank, interest at 9.9%, due February
     2005, secured by a First Deed of Trust on an office building .......                   947              951
   Note payable to Urban Business Development
   Corporation, interest at 8.575%, due January 2015, guaranteed by the Small Business Administration and secured by a
   Second Deed of Trust on an office building ...........................                   661              666
                                                                                  -------------    -------------
                                                                                         52,608           47,667
   Less current maturities ..............................................                   (43)             (87)
                                                                                  -------------    -------------
                                                                                  $      52,565    $      47,580
                                                                                  =============    =============


8. SEGMENT REPORTING

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 required publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 permits operating segments to be aggregated if they have similar products and services, customers, methods of distribution, and belong to the same regulatory environment.

The Company's revenues are derived predominately from the U.S. Government through long-term cost reimbursement, fixed-price or time and materials contracts that are administered and executed under the Federal Acquisition Regulations. The Company's operating margin is primarily affected by the mix of contract types. The Company makes vertical market disclosures such as, communication services, information systems and aerospace services. The chief operating decision-maker does not allocate resources and does not assess the Company's performance by the above classifications. The Company manages on a contract by contract basis and, accordingly, the Company's government contracts are considered to be one reportable operating segment.

9. SUBSEQUENT EVENT

On December 9, 1999, the Company entered into a definitive agreement to merge a subsidiary of The Titan

Corporation ("Titan", NYSE: TTN) into the Company in a tax-free exchange of Titan common stock for the Company's common stock at an approximate value ranging from $18 to $22 per share of the Company's common stock. The transaction has been approved by the board of directors of both companies and is subject to the approval of the Company's stockholders.

A special meeting of the Company's stockholders will be held on February 23, 2000, to vote for the adoption of the merger agreement and approval of the merger and related transactions.

Included in deferred costs and accrued expenses is $969,000 that represents the merger costs incurred by the Company as of December 31, 1999. Deferred costs will be charged to expense upon consummation of the merger.


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


OVERVIEW

The Company provides communications, information systems and aerospace services and solutions, predominately to U.S. government agencies and to commercial customers.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                          THREE MONTHS
                                                        ENDED DECEMBER 31,
                                                        ------------------
                                                         1999        1998
                                                        -----       -----
Revenues ..........................................     100.0%      100.0%
Direct costs ......................................      64.9        67.5
Indirect, general and administrative ..............      27.1        26.2
                                                        -----       -----
Income from operations ............................       8.0         6.3
Other expense, net ................................      (3.0)       (1.8)
                                                        -----       -----
Income before taxes ...............................       5.0         4.5
Provision for income taxes ........................       2.0         1.8
                                                        -----       -----
Net income ........................................       3.0%        2.7%
                                                        =====       =====


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Revenues decreased 2.0%, or $967,000, to $46.3 million for the three months ended December 31, 1999, from $47.2 million for the same period in 1998. The decrease was due to lower communication services revenues, primarily from the company's two large U.S. Navy contracts, a decrease in systems integration revenues, partially offset by an increase in aerospace services revenues.

Direct costs include labor costs, related fringe benefits, subcontract costs, material costs and other non-overhead costs directly related to a contract. Direct costs decreased to $30.0 million for the three months ended December 31, 1999 from $31.9 million for the same period in 1998 due primarily to the lower revenues referred to above. Direct costs, expressed as a percentage of revenues, decreased to 64.9% for the three months ended December 31, 1999 from 67.5% for the same period in 1998, due primarily to lower direct subcontract costs incurred in conjunction with the Company's two large U.S. Navy contracts. Additionally, there was a decrease in the proportion of revenues derived from systems integration services. These services generally have higher direct costs than the other services the Company provides because the contracts generally require the Company to purchase hardware components as part of the services.

Indirect, general and administrative expenses include fringe benefits, overhead, selling and administrative costs, depreciation and amortization, bid and proposal costs and research and development expenses. Indirect expenses increased to $12.5 million for the three months ended December 31, 1999 from $12.4 million for the same period in 1998. Indirect expenses, expressed as a percentage of revenues, increased to 27.1% from 26.2% for the three months ended December 31, 1999, due primarily to an increase in the amortization of goodwill as a result of the initial contingent payment to SEMCOR's selling shareholders and an increase in the provision for contract receivables.

Income from operations increased 24.3%, to $3.7 million for the three months ended December 31, 1999, from $3.0 million for the same period in 1998, primarily due to higher operating margins generated by systems integration contracts and aerospace services contracts. As a percentage of revenues, income from operations increased to 8.0% for the three months ended December 31, 1999, from 6.3% for the comparable period in the prior year principally attributable to the higher operating margins discussed above.

Other expense, net, consists of interest expense and the loss recognized on the sale of Fairfax Communications, Ltd., the Company's U.K. subsidiary, offset in part by interest income from short-term deposits of cash and other sources of non-operating income. Interest expense was $1.3 million and $884,000 for the three-month periods ended December 31, 1999 and 1998, respectively. The increase in interest expense resulted primarily from the amounts borrowed to fund the SEMCOR initial contingent payment, the acquisition of Program Support Associates, Inc. and working capital needs.

The Company's effective tax rate was 41.1% and 39.6%, respectively, for the three months ended December 31, 1999 and 1998. The increase is primarily due to higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operating activities of $4.6 million for the three months ended December 31, 1999, resulting primarily from increases in contract receivables and decreases in accrued expenses and other current liabilities, offset in part, by net income. For the three months ended December 31, 1998, the Company used cash from operating activities which amounted to $11.2 million, resulting primarily from increases in contract receivables, decreases in accounts payable and accrued expenses and other current liabilities, offset in part, by net income.

The principal uses of cash for investing activities was for the purchases of property and equipment used primarily in upgrading both the Company's Human Resources Information Systems and its Financial Reporting and Accounting Systems.

In June 1998, the Company's line of credit arrangement with a commercial bank, consisting of two credit facilities, was increased from $35 million to $45 million to finance the acquisition of SEMCOR. The first facility, in an amount up to $20 million, may be used to finance acquisitions, working capital, and other corporate purposes, and bears interest at either the bank's prime rate or at a London interbank offered rate ("LIBOR") for one, two or three month periods, plus a percentage, not more than 2.2%, which depends on the Company's historical performance. The second facility, in an amount up to $25 million, may be used to finance acquisitions, and bears interest at either the bank's prime rate or at a LIBOR rate plus a percentage, not more than 2.45%, which depends on the Company's historical financial performance. The credit agreement contains various covenants requiring the Company and its subsidiaries, on a consolidated basis, to maintain certain financial ratios, including funded debt to earnings before interest, depreciation, income taxes and amortization ("EBITDA"), EBITDA coverage ratio, and minimum net worth. The credit agreement also prohibits the payment of dividends.

In February 1999, the line of credit arrangement was increased to $60.0 million to finance the initial contingent payment to the selling shareholders of SEMCOR and to provide for the working capital needs of the Company. The credit arrangement is subject to similar terms and conditions as the original agreement that was entered into in February 1998.

In December 1999, the Company and the commercial bank executed an amendment to the credit arrangement that restated the definition of EBITDA to exclude $4.8 million in calculating the funded debt to EBITDA financial covenant with respect to any fiscal period from September 30, 1999, through and including June 30, 2000.

As of December 31, 1999, the Company was in violation of one of the credit arrangement's financial covenants, the funded debt to EBITDA ratio. The commercial bank has issued a waiver of this technical violation.

The Company is currently in negotiations with the commercial bank to increase the existing credit facilities to satisfy its working capital needs and to provide for the second contingent payment to the selling shareholders of SEMCOR in the amount of $10.0 million.

The Company anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. As of December 31, 1999, $59.2 million was available on this credit arrangement, $51.0 million was outstanding with an additional $1.2 million in a standby letter of credit. The letter of credit expired effective January 31, 2000.

YEAR 2000 DISCLOSURE

To date, the Company has experienced no failures or disruptions in its internal operating systems, its products or in its third party vendors or suppliers either on or after January 1, 2000. The Company believes that there will be no compliance issues that could have a material effect on its financial condition or results of operations. The Company has incurred approximately $501,000 for Year 2000 compliance costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)   Exhibit 27.1     Financial Data Schedule

          (b)   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 2000                 ADVANCED COMMUNICATION SYSTEMS, INC.


                                            /S/ George A. Robinson
                                         --------------------------------
                                                George A. Robinson
                                                Chairman, President
                                           and Chief Executive Officer


                                           /S/ Terrence E. Hileman
                                         -------------------------------
                                               Terrence E. Hileman
                                              Vice President, Chief
                                         Financial Officer and Treasurer