Form 10-Q
period 2001-03-31
ADVANCED COMMUNICATION SYSTEMS INC
filed 2001-05-15
CIK 1035104

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number: 000-31529

ADVANCED SWITCHING COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-1865834 (IRS Employer Identification Number)

8330 BOONE BOULEVARD
VIENNA, VA 22182
(703) 448-5540

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] - No [ ]

As of April 30, 2001, there were 42,316,619 shares outstanding of the Registrant’s Common Stock, par value $.0025.

ADVANCED SWITCHING COMMUNICATIONS, INC.

Advanced Switching Communications, Inc.
Condensed Consolidated Balance Sheets

	(in thousands)
	March 31,	December 31,
	2001	2000

	(unaudited)
Current Assets:

Cash and Cash Equivalents	$71,477	$100,609

Marketable Securities	21,359	11,916

Accounts Receivable	15,299	8,225

Inventory	9,826	6,937

Other Current Assets	2,869	2,276

Total Current Assets	120,830	129,963

Property, Plant & Equipment, net	6,321	5,305

Marketable Securities	8,977	—

Other Assets	1,851	2,080

Total Assets	$137,979	$137,348

Current Liabilities:

Accounts Payable	$6,750	$5,383

Accrued Liabilities	3,797	3,181

Current Portion of Debt	62	96

Total Current Liabilities	10,609	8,660

Deferred Rent	89	85

Long-term Debt	5	5

Stockholders’ Equity:

Common Stock	107	107

Treasury Stock	(200)	(200)

Additional Paid-In Capital	167,518	168,121

Retained Deficit	(32,832)	(30,977)

Unrealized gains	44	8

Deferred Compensation	(7,361)	(8,461)

Total Stockholders’ Equity	127,276	128,598

Total Liabilities & Stockholders’ Equity	$137,979	$137,348

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Operations

	(in thousands, except
	per share amounts)
	Quarter Ended March 31,
	2001	2000

	(unaudited)
Net Revenue	$13,508	$4,994

Cost of Goods Sold	7,089	3,777

Gross Margin	6,419	1,217

Research & Development (1)	4,295	2,651

Sales & Marketing (1)	3,944	1,453

General & Administrative (1)	992	476

Amortization of Stock Compensation (1)	570	129

Operating Expenses	9,801	4,709

Operating Loss	(3,382)	(3,492)

Other Income, net	1,526	604

Earnings Before Taxes	(1,856)	(2,888)

Taxes	0	0

Net Loss	$(1,856)	$(2,888)

Net Loss Per Share:

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.25)

Weighted Average Shares	42,268	11,560

(1) Amortization of Stock Compensation Research and Development	$282	$54

Sales and Marketing	226	64

General and Administrative	62	11

	$570	$129

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	(in thousands)
	March 31,

	2001	2000

Operating Activities

Net loss	$(1,856)	$(2,888)

Adjustments:

Loss on disposal of equipment	—	13

Realized loss on marketable securities	8	—

Depreciation and amortization	667	270

Amortization of stock compensation	570	129

Deferred rent	4	11

Changes in operating assets and liabilities:

Increase in accounts receivable	(7,074)	(2,035)

Decrease (increase) in inventory	(2,889)	257

Decrease (increase) in other current assets	(593)	647

Decrease in other assets	229	4

Increase in accounts payable	1,367	2,150

Increase (decrease) in accrued liabilities	616	(222)

Net cash used in operations	(8,951)	(1,664)

Investing Activities

Purchase of property, plant & equipment	(1,683)	(826)

Purchase of securities	(29,815)	(19,209)

Sale of securities	11,423	699

Net cash used in investing	(20,075)	(19,336)

Financing Activities

Exercise of options	116	111

Payment of debt	(34)	(41)

Payments in connection with initial public offering	(188)	—

Net cash (used in) provided by financing	(106)	70

Net decrease in cash and cash equivalents	(29,132)	(20,930)

Cash and cash equivalents, beginning of period	100,609	33,012

Cash and cash equivalents, end of period	$71,477	$12,082

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss

	(in thousands)
	Quarter Ended March 31,
	2001	2000

Net loss	$(1,856)	$(2,888)

Unrealized gain (loss) on marketable securities	44	(3)

Comprehensive loss	$(1,812)	$(2,891)

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all or which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

2.	Inventories

Inventories consisted of the following at March 31, 2001 and December 31, 2000 (in thousands):

	March 31,	December 31,
	2001	2000

Raw materials	$506	$796

Work in process	423	20

Finished goods	8,897	6,121

	$9,826	$6,937

3.	Net Loss Per Share

Basic and diluted net loss per share applicable to common shareholders has been computed using the weighted-average shares of common stock outstanding during the period. There were no common stock equivalents included in the calculation, as their effect would have been anti-dilutive for the periods presented.

Advanced Switching Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Continued)

The following table presents the potential common stock equivalents that are not included in the diluted net loss per share calculation on the Statements of Operations (shares in thousands).

	Three Months Ended
	March 31,

	2001	2000

Securities
Options outstanding	5,778	3,554

Warrants outstanding	359	125

Preferred stock outstanding	—	20,861

Total	6,137	24,540

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in our Form 10-K filed with the SEC on March 30, 2001 discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

      We design and market a line of broadband access platforms to telecommunications service providers. Our compact and software-configurable products enable our customers to transmit voice, data and multimedia communications traffic more rapidly and cost-effectively while preserving their investments in existing communications systems.

      From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company and had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses, and as of March 31, 2001, we had an accumulated deficit of $32.8 million.

      We derive our revenue from sales of our line of broadband access platforms. We generally recognize revenue from product sales upon shipment provided that a purchase order has been received or a contract has been executed, there are no significant uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If our arrangement with the customer includes

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

obtaining customer acceptance, revenue is recognized when customer acceptance has been obtained.

      We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depend on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the quarter ended March 31, 2001, two customers each accounted for revenue in excess 10% of total revenue. For the quarter ended March 31, 2000, we had four different customers whose revenues were in excess of 10% of the total revenue for that quarter. In the fourth quarter of 2000, we began to see a shift in the mix of our customers toward more established carriers, which continued into the first quarter of 2001. Revenue from established as well as emerging carriers accounted for a significant portion of the total for the current quarter. We intend to focus our global sales efforts on more established carriers, publicizing strategic wins and developing marketing materials and campaigns targeted at this market segment. While the level of sales to any specific customer or type of customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration within certain markets in the foreseeable future. In addition to the customer concentration we have experienced, we have a lengthy sales cycle for our products, which may extend for six months or more, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. Moreover, we have historically derived a significant portion of our revenue from sales that occur near the end of a fiscal quarter. As a result, delays in anticipated sales are more likely to result in deferral of the associated revenue beyond the end of a particular quarter, which could have a significant impact on our operating results for that quarter.

      Despite increased revenues, we have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

      Our cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, manufacturing start-up expenses and manufacturing personnel, including related overheads. Because we outsource our manufacturing and assembly requirements, a significant portion of our manufacturing expenses consists of payments to third-party contract manufacturers. Manufacturing engineering and documentation controls are performed at our facility in Vienna, Virginia.

      Research and development expenses consist primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. To date, we have expensed our research and development costs as incurred. Several components of our research and development

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

effort require significant expenditures, the timing of which can cause quarterly variability in our expenses. We incur significant expenses in connection with the purchase of testing equipment for our products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our technology to meet the changing requirements of our customers. As a result, in the future, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue.

      Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, promotional, travel and other marketing expenses and recruiting expenses. We intend to increase our direct sales efforts, continue to explore effective ways to expand our operations internationally, hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in new locations. As a result, in the future, we expect our sales and marketing expenses to increase in absolute dollars and as a percentage of revenue.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, recruiting expenses and professional fees. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and our operation as a public company.

      Amortization of stock compensation represents the amortization of costs incurred in connection with option grants to employees whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period.

Results of Operations

Quarters Ended March 31, 2001 and 2000

Revenue. Our revenue increased by approximately $8.5 million, from $5.0 million for the quarter ended March 31, 2000 to $13.5 million for the quarter ended March 31, 2001. This increase was due principally to an increase in sales of our A-1240, A-3010 and A-4000 products to new customers.

Cost of Revenue. Cost of revenue increased by approximately $3.3 million, from $3.8 million for the quarter ended March 31, 2000 to $7.1 million for the quarter ended March 31, 2001. Our gross margin increased from 24.4% to 47.5%, primarily due to a shift in our customer base and the products sold to those customers from the first quarter of 2000 to that of 2001. In the first quarter of 2000, our customers were concentrated in a market segment, specifically multi-tenant service providers, that demanded a price point significantly lower than other market segments served by the Company. For the first

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

quarter of 2001, our customers consisted primarily of established and emerging carriers that required a product enhanced with software options providing increased functionality. In addition, in the first quarter of 2000, we had just transitioned to our turnkey manufacturing arrangements and, as a result, incurred increased materials and assembly costs when compared to the first quarter of 2001.

      Also in the first quarter of 2001, we experienced continued increases in production volumes and further improvement in the design of the A-1240 that allowed more efficient production of the product and contributed to the improved margins in comparison to the margins we experienced in 2000. We also expect our manufacturing arrangements to contribute to slightly higher margins in the near future as our contract manufacturer continues to become more familiar with our products, and we continue to benefit from additional purchasing power as a result of increases in production volume. In addition, as our products gain further acceptance in target markets, we expect our margins to benefit from reduced costs due to volume and product design changes.

      Although our margins have continued to improve, we believe that our gross margins may continue to be adversely affected by the following factors:

•	price declines as a result of competitive pressures, increased sales discounts, new product introductions by our competitors, or other factors without corresponding cost reductions; and

•	the mix of sales channels through which our products and services are sold, as we generally realize higher gross margin on direct sales, and our expansion into international markets means we will rely more on lower-margin sales to resellers and original equipment manufacturers;

      However, in order to minimize the impact of those factors listed above, we will attempt to continue to improve margins by increasing sales of software options, which generally have a higher gross margin than hardware components, and by increasing volume and improving management of our contract manufacturing arrangements.

Research and Development Expenses. Our research and development expenses increased by approximately $1.6 million, or 62%, from $2.7 million for the quarter ended March 31, 2000 to $4.3 million for the quarter ended March 31, 2001, representing 56% and 44% of total operating expenses for the quarters ended March 31, 2000 and 2001, respectively. The increase was due principally to an increase in the number of research and development personnel and the costs associated with the development of new products such as the A-4500 and new features and functionality of the A-4000.

Sales and Marketing Expenses. Our sales and marketing expenses increased by approximately $2.5 million, or 171%, from $1.5 million for the quarter ended March 31, 2000 to $3.9 million for the quarter ended March 31, 2001, representing 31% and 40% of

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

total operating expenses for the quarters ended March 31, 2000 and 2001, respectively. The increase was due principally to the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities.

General and Administrative Expenses. Our general and administrative expenses increased by $516,000, or 108%, from $476,000 for the quarter ended March 31, 2000 to $992,000 for the quarter ended March 31, 2001, representing 10% of total operating expenses for each of the quarters ended March 31, 2000 and 2001. This increase was due to the hiring of additional general and administrative personnel and increased expenses necessary to support our growing operations as a public Company.

Other Income, Net. Other income, net of expenses increased by $922,000, or 153%, from $604,000 for the quarter ended March 31, 2000 to $1.5 million for the quarter ended March 31, 2001. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances. Our cash and marketable securities at March 31, 2000 was $30.6 million compared to cash and marketable securities of $101.8 million at March 31, 2001. The increase in cash and marketable securities is due to the net proceeds of $98.7 million raised in our initial public offering offset by the funds used to support our operations.

Liquidity and Capital Resources

      Since our inception, we have financed our operations through private sales of securities and through our initial public offering of common stock completed in October 2000. In addition, to a lesser extent, we have financed our operations with bank borrowings and equipment lease financing. We have raised an aggregate of $151.7 million, net of offering expenses, through the sale of our capital stock, of which $98.7 million came from our initial public offering.

      Net cash used in operating activities for the quarter ended March 31, 2001 was $9.0 million. Net cash used in operating activities for the quarter ended March 31, 2000 was $1.7 million. Net cash used in operating activities for each period consisted primarily of the net loss for the period as well as increases in working capital, primarily accounts receivable and inventory.

      Net cash used in investing activities for the quarter ended March 31, 2001 was $20.1 million. Net cash used in investing activities for the quarter ended March 31, 2000 was $19.3 million. Net cash used in investing activities for both periods consisted primarily of purchases of marketable securities as well as purchases of property and equipment.

      Net cash used in financing activities for the quarter ended March 31, 2001 was $106,000 due to payments of our outstanding debt and of fees associated with our initial

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

public offering. Net cash provided by financing activities for the quarter ended March 31, 2000 was $70,000 as a result of proceeds from the exercise of options offset by payments of our outstanding debt.

      We have no material commitments other than obligations under our credit facilities and both operating and capital leases.

      As of March 31, 2001, our principal source of liquidity consisted of $101.8 million in cash, cash equivalents and marketable securities. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities with maturities of no more than eighteen months. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, the timing and level of research and development activities and sales and marketing campaigns. As of March 31, 2001, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations in the near future. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

      Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may require additional capital to fund our business if we seek to acquire complementary companies, products or technologies, or for other uses not presently planned. In addition, if the market for broadband access equipment develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. If cash from other available sources is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations and cause us to incur significant interest expense. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

      We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, our cash equivalents and marketable securities consist of highly liquid investments. Of the total marketable securities of $30.3 million, $21.4 million was for securities with remaining maturities at March 31, 2001 of less than 365 days, the balance of the securities or $9.0 million had remaining maturities at March 31, 2001 of 365 days or greater. We have the ability to hold these investments until maturity, and therefore do not expect the value of these investments to be affected to any significant degree by a sudden change in interest rates.

Exchange Rate Sensitivity

      Currently, all of our sales and predominantly all of our expenses are denominated in United States Dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We do expect to conduct transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, results of operations or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe on third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

*10.1 Procurement Agreement Between Qwest Communications Corporation and Advanced Switching Communications, Inc.

(b)	Reports On Form 8-K

No such reports were filed during the three months ended March 31, 2001.

*	Confidential treatment requested for portions of this exhibit.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED SWITCHING COMMUNICATIONS, INC

By: /s/ Harry J. D’Andrea

Harry J. D’Andrea

Vice-President, Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated:  May 15, 2001